Form 10KSB
period 1999-12-31
DYNAMIC INFORMATION SYSTEM & EXCHANGE INC
filed 2000-04-14
CIK 934395

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the fiscal year ended          December 31, 1999
                                        -----------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _______________ to ______________

      Commission file number: 0-27557


                 Dynamic Information System & eXchange, Inc.
              ------------------------------------------------
             (Exact Name of registrant as specified in Charter)


              Utah                                         87-0508350
  ----------------------------                          ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


            385 East 800 South, Orem, Utah               84097-6387
        --------------------------------------------------------------
         (Address of Principal Executive Offices)        (Zip Code)


                                   (801) 426-4600
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $0.001 par value
                     ------------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]          No [   ]          Yes [ X ]          No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 1 KSB [ X ].

State issuer's total consolidated revenues for the year ended December 31,
1999:   $1,847,589.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
     Based on the average of the bid and asked prices of the common stock at March 31, 2000, of $0.62 per share, the market value of shares held by non-affiliates (20,394,116 shares) would be approximately $12,644,352.

     At March 31, 2000, the Registrant have 25,399,299 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                           TABLE OF CONTENTS

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                         4
     Business in General                                                 4
     Summary of Business Operations                                      6
     Competition                                                         9
     Trademarks                                                          9
     Employees                                                           9
ITEM 2.  DESCRIPTION OF PROPERTY                                         9
     Offices                                                             9
     Other Property                                                     10
ITEM 3.  LEGAL PROCEEDINGS                                              10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          10

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION      11
     Cautionary Statement Regarding Forward-looking Statements          11
     Year 2000 Disclosure                                               12
     Results of Operations                                              12
     Year ended December 31, 1999 compared to year ended
      December 31, 1998                                                 12
     Liquidity and Capital Resources                                    12
     Impact of Inflation                                                12
     Principal Customers                                                14
     Seasonality                                                        14
ITEM 7.  FINANCIAL STATEMENTS                                           14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                      14

                               PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     14
     Biographical Information                                           15
     Compliance with Section 16(a) of the Exchange Act                  16
ITEM 10.  EXECUTIVE COMPENSATION                                        17
     Employment Agreements and Benefits                                 17
     Compensation of Directors                                          18
     Resignation of Officer and Director                                18
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                   19
     Security Ownership of Certain Beneficial Owners                    19
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                20
     Transactions with Management and Others                            20
     Certain Business Relationships                                     20
     Indebtedness of Management                                         20
     Transactions with Promoters                                        20
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              21
SIGNATURES                                                              21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business in General
-------------------
     Dynamic Information Systems and Exchanges, Inc., ("Dynamic") a private company, was incorporated in the State of Utah on April 9, 1993. Dynamic was founded to provide information services to the labor and employment industry. In October 1994, Dynamic was acquired by M&K Investments, Inc. ("M&K"). M&K, an inactive public company, was incorporated in the State of Utah on March 20, 1987.

     Effective October 20, 1994, Dynamic and M&K completed an Agreement and Plan of Reorganization whereby M&K issued 14,483,326 shares (3,620,838 post-split shares) of its common stock in exchange for 100% of the issued and outstanding common stock of Dynamic. Thereafter, Dynamic became a wholly-owned subsidiary of M&K.

     In connection with the reorganization, M&K's name was changed to Dynamic Information System & eXchange, Inc. (hereinafter "the Company" or "DiSX").
The exchange of M&K's common stock for the common stock of Dynamic resulted in the former stockholders of Dynamic obtaining control of the Company. On October 31, 1994, the Company effected a reverse stock split of the outstanding common shares at a rate of 1 share for every 2 shares outstanding. During 1995, the shareholders approved an additional reverse stock split at a rate of 1 share for every 2 shares outstanding.

     Effective February 11, 1999, DiSX entered into a joint venture with a British company, topjobs.net plc. This resulting joint venture company, topjobs.net inc (the "JV"), provides recruitment opportunities for selected/premier corporate clients using broadcast media to drive active and passive job seekers to the JV's Internet job listing web site.

     Effective September 31, 1999, DiSX merged with Dynamic, with DiSX being the surviving entity.

     Effective December 15, 1999, DiSX and PLC mutually agreed to terminate the JV effective January 31, 2000. PLC's decision was based on its assessment of potential of the US market compared to its need to refocus its efforts in Europe. DiSX agreed to the termination of the JV because it (1) allowed DiSX to regain control of US operations, (2) allowed it to again promote its own Internet recruitment product under the trade name of TopJobs USA, and (3) allowed it to diversify its revenue base beyond that of an advertising agency. On January 31, 2000, the JV ceased all Internet operations and following its final audit ceased all operations on March 31, 2000.

     The Company's corporate offices are located at 385 East 800 South, Orem, Utah 84097-6387. See Item 3 DESCRIPTION OF PROPERTY.

Summary of Business Operations
------------------------------
     The original business of the Company was to provide comprehensive job-listing information on CD-ROM. After the popularization of the Internet, the Company changed its delivery tool to the Internet. The Company's target market was domestic employers in search of qualified professional, management or technical specialist job candidates.

     In June 1998, the Company entered into a nine month research and cooperation test marketing agreement, limited to the State of Utah and the city of Houston, Texas, with topjobs.net plc (formerly "The Corporate Net," hereinafter referred to as "PLC"), a corporation located in Manchester, England, engaged in Internet recruitment. Under the terms of the agreement, PLC was to receive 30% of the gross revenues derived from customers advertising on the Top Jobs on the Net website, after the deduction of payments to local television stations.

     Partially as a result of securing contracts providing gross revenues to the venture of $141,000 in December 1998, the Company and PLC decided to terminate the test marketing arrangement and establish a permanent venture in the United States. PLC formed a Delaware corporation, known as topjobs.net inc, of which DiSX owns 49% and PLC owns 51% (for which both stockholders paid a total of $1,000). On February 11, 1999, the Company entered into a series of agreements with PLC, including a Stockholders Agreement and Licensing Agreement. Under the terms of the agreements (which continue for so long as the Company and PLC both own equity in the JV), PLC granted the JV an exclusive license in the territory of the State of Utah, the city of Houston, Texas, and such other United States cities as the parties may mutually agree upon, to use PLC's software, name, and other trademarks to promote and market the Top Jobs on the Net website in the territory in accordance with the Top Jobs on the Net business plan. The Company agreed to furnish the venture with the services of ten of its key personnel (who became employees of the JV under employment agreements) and provide operating facilities in Orem, Utah. The Company also granted an exclusive license in the territory to use the Company's intellectual property and technical information. The parties also agreed to assign to the JV all rights and obligations under all customer agreements jointly developed under the test marketing agreement.

     PLC advanced $300,000 as an interest free loan to the Company in installments through March 4, 1999. The Company agreed to advance up to a maximum of $500,000 to the JV on an interest free basis to fund day-to-day working capital requirements. The Company's loan to the JV is repayable at such time as shall be determined by the the JV board of directors based on the venture's cash flow and capital resources. Upon completion of PLC's initial public offering, PLC paid DiSX an additional $200,000 in cash and canceled the $300,000 loan. PLC also issued to DiSX $500,000 of PLC's ordinary shares (valued at the initial per share public offering price). Based on a $12.00 per ADS offering price, a total of 41,667 of PLC's ordinary shares were issued to DiSX. The agreements also:

     - provide that the Company shall not sell or transfer any of PLC's ordinary shares for at least one year after the date of PLC's initial public offering, April 28, 1999,
     - provide that PLC's representatives will constitute a majority of the board of directors of the JV,
     - contain "buy/sell" procedures under which the Company and PLC each have the first and last right to purchase the other's equity in the JV, and
     - provide for adjustments in the equity between the parties in the event one stockholder is unable to fund it pro-rata share of the ongoing capital requirements of the JV.

     In February 1999, the Company agreed with PLC to commence operations in San Francisco and in March 1999 to expand into Los Angeles. The JV launched its website in Los Angeles in July 1999. However, prior to launching its site in San Francisco, the Company and PLC agreed to terminate the JV effective January 31, 2000. PLC's decision was based on its assessment of potential of the US market compared to its need to refocus its efforts in Europe. DiSX willing agreed to the termination of the JV because (1) it allowed DiSX to regain control of US operations, (2) allowed it to again promote its own Internet recruitment product under the trade name of TopJobs USA, and (3) allowed it to diversify its revenue base beyond that of an advertising agency. On January 31, 2000, the JV ceased all Internet operations and, following its final audit, ceased all operations on March 31, 2000.

     Consequently, the JV began to wind down its operations in the United States. In anticipation of a signed agreement between the Company, PLC and the JV, the JV began laying employees off effective November 31, 1999. All regions in which the JV operated were shutdown on January 31, 2000, with the exception of the Salt Lake City area. This area was turned over to the Company for continuation of business under the Company's product name TopJobs USA. The final audit for the JV was completed during March 2000, and the final two employees left the JV on March 31, 2000.

     The "Signed Agreement" provided that :

     - the parties to the Stockholders Agreement were released from any capital contribution obligations not theretofore fulfilled,
     - Mr. Larry Heaps, Mr. Eric Marchant and Mr. Ross Wolfley resigned from the board of directors of the JV,
     - in consideration for the release from future capital contribution obligations, DiSX agreed to transfer all its shares and interest in the JV to topjobs.net plc at a future mutually agreed upon date. In the intervening time, DiSX agree to vote its shares for dissolution of the JV and otherwise cooperate in effecting the same as requested by topjobs.net plc, as determined by it in its sole discretion at any time and from time to time.
     - the JV's obligation to repay the loan from DiSX to the JV was waived by DiSX.

     The Company had loaned $400,763 to the JV. Repayment of this loan was conditioned on the JV board of directors' determination of the JV's ability to repay the loan. With the termination of the JV, the JV board of directors determined that the JV would never be in a position to repay the loan from DiSX and the parties to the agreement terminated the Loan Agreement and the obligations of the JV to repay the loan. Both Stockholders in the JV were released from any obligations not theretofore fulfilled of contributing capital to the JV.

     The termination of the Stockholders Agreement did not have any effect on the original compensation received by DiSX from PLC, including the $500,000 of PLC's common stock received by DiSX.

Competition
-----------
     The use of the Internet has significantly changed the job recruitment marketplace. For DiSX's main product, TopJobs USA(TM), there are essentially two main areas of competition in the recruitment market. The first is the traditional method of job recruiting, which includes print media(help wanted), recruiters, and placement agencies. Secondly, other Internet recruitment sites are in competition among themselves.

     Recent surveys have shown that the major source of recruitment advertisement is still through the newspaper. The print media's strength includes a broad readership and distribution. Also, newspapers are tangible, i.e., the reader can see and feel it. It has been the most traditional recruitment method used by most employers.

     But the print vehicle is feeling the impact of Internet recruitment sites. First, the cost of posting a job on an Internet site typically costs less than with print media. In addition to the print media's high expense, the space to advertise a job is limited. Also, an advertisement normally takes days to be printed in a newspaper, whereas, posting a job on an Internet recruitment site can be done almost immediately after deciding to advertise a job opening on a site.

     The second major competition comes from other Internet recruitment companies both national and local. The national competitors are Monster.com, HotJobs.com, Techies.com, and Dice.com. Monster.com is the strongest of all the others because of their number of job postings. However, their downfall is also because of the larger number of job postings. Because Monster.com allows Recruiters to post on their site, many times job postings by corporations are lost or placed several pages behind the recruiters. This is discouraging for corporations who don't feel their jobs are getting adequate views by job seekers and difficult for job seekers who would like to know the company looking for a job candidate. HotJobs does not allow recruiters and advertises nationally to promote their brand, not their clients. Techies.com aims to provide a local approach but limits its job offerings to the technical fields and costs substantially more than TopJobs USA's pricing. There are a couple of locally based competitors which include UtahJobline.com and citysearch.com. UtahJobline is a fairly new addition to the marketplace. Citysearch.com is mainly a local advertising site that has recently entered the recruitment industry.

     TopJobs USA's pricing is competitive or in many cases lower than all of it's competitors. The biggest stronghold TopJobs USA has on the competition is the "Local" Internet recruitment site angle. From day one, TopJobs USA has been recognized as the "Local" Internet recruitment site in Salt Lake City and will hold that distinction in future markets. Job seekers will only find jobs for that particular area advertised on the TopJobs USA site. This is unlike most of the other sites that start out nationally and force job seekers to choose the city/area they would like to search for a job. This "local" angle has been a key selling point for customers.

     Competitors for UltimateResume.com are mainly in the Internet recruitment arena which include Monster.com, shotgunresume.com, HotJobs.com, Headhunter, and Career Mosaic. All of the competitors, including UltimateResume.com, allow job seekers to post their resume for free. There is a significant difference when it comes to corporations. Most of the sites give corporations access to their resume database for a costly monthly or yearly fee. UltimateResume.com gives corporations the opportunity to browse its resume database for free. Customers simply pay a nominal fee for each resume they want. There are monthly, yearly, and unlimited access packages that are both cost efficient to the customer looking to fill a large number of positions. Also, these packages are still much lower than the competitors.

Customers
---------
     TopJobs USA's target audience is corporations in each "local" market area that have a need for recruiting qualified job candidates. Most of the desired clients are seeking white-collared job candidates to fill positions that require some work experience. The job categories range from IT to office administration. In recent months, the sales market has expanded because of a revised sales plan that allows for much more cost-efficient packages. Clients are attracted to TopJobs USA because of its "local" emphasis, customer service, and competitive pricing.

     UltimateResume.com is essentially going after the same target audience as TopJobs USA which are corporations that have recruitment needs. The Human Resource professional's job is to find qualified job candidates. UltimateResume.com's database provides them with an additional recruiting tool. Job seekers are also a target of UltimateResume.com. The site provides several career tools to job seekers such as resume and cover letter writing. Job seekers can receive advice and help in these areas for a fee that is much more cost efficient than through other Internet Recruitment sites.

Products and Services
---------------------
     DiSX, Inc. has two main products which are TopJobs USA and UltimateResume.com. Both of these products are Internet based.

     TopJobs USA's services help a corporation enhance its recruitment ability to attract qualified management, professional, technical, and other job candidates. There are many features which separate TopJobs USA from the pack by providing more than just a job listing Internet site. These services include:

     - Job Slots gives customers the control of posting and removing jobs as needed. This unique system allows clients the flexibility of rotating in as many jobs as needed and desired for the duration of the contract agreement.
     - Corporate Pages provides customers the opportunity to describe in detail their company's profile, culture, benefits and/or products.
     - A Local Client Manager is assigned to each company assisting them with creating, posting, and editing jobs, as well as answering questions and providing expert advice which helps to establish a solid customer relationship management.
     - The JobTracker System is an exclusive tool of TopJobs USA that gives a company hands-on control of their job listings including the ability to create/edit/post jobs and view measurable results 24-hours per day, seven days per week.
     - Job Postings has helped to expand TopJobs USA's market by providing an even more cost-effective recruitment tool. For a minimal cost, customers are simply posting a job listing for a specified amount of time without the flexibility of changing the job. However, they are provided with a job description page where they can also include information about the company.
     - Free access to the job listings for job seekers. Registered job seekers are contacted via e-mail when their job criteria meets the company's job listings.

     What sets TopJobs USA apart from the rest is that it is a "local" employer-based site. This unique service makes it attractive to potential clients and easy for job seekers to navigate. When a job seeker comes to the site, they will automatically be searching jobs in the "Local" region. Most sites force job seekers to choose a specific city and region. This adds both more steps, time, and frustration to their search. TopJobs USA makes it easy for both the local company and local job seeker.

     TopJobs USA promotes its product through both online and traditional marketing tools. It advertises on local television and radio stations aimed at driving traffic to the site, building a company brand identity, and attracting new clients. Key marketing alliances with local corporations also play a key role in attracting both business to business growth and consumer growth.

     UltimateResume.com takes on a different approach to Internet recruitment than taken by TopJobs USA. While they are separate products, they have learned to work together to help each other grow.

     UltimateResume.com does not post job openings. Instead, the site allows job seekers to post their resumes for free. This creates a large database of job seekers. Companies are allowed to search through this database for free. But if they would like to receive contact information, they can purchase a resume individually for a minimal fee. This is attractive to companies because they are only paying for want they want and not what they don't need. There are also cost effective packages that allow monthly, yearly, or unlimited access to the resume database and the pertinent contact information. UltimateResume.com will also help corporations inundated with unsolicited resumes by providing job seekers a database to post their resumes. This helps drive companies to our site and job seekers posting resumes. UltimateResume.com helps out the job seeker more than just allowing them to post their resume. For a very nominal fee, they can receive resume, cover letter, and career advice.

     UltimateResume.com markets its products with online and traditional marketing strategies including radio advertisements. UltimateResume.com is also taking advantage of the success of TopJobs USA. With a link from the TopJobs USA site, both corporations and job seekers have access to UltimateResume.com and its services.

Trademarks
----------
     The Company's trademark applications for "TOP JOBS USA" and "TOPJOBS" were declined by the United States Department of Commerce, Patent and Trademark Office.

Management Changes
------------------
     In November 1999, Mr. Eric Marchant resigned as CEO of the Company. He also resigned his position on the Board of Directors at the same time. Mr. Curtis T. Johnson was appointed CEO of the Company on January 1, 2000.

     In February 2000, Mr. Troy L. Corriveau was appointed Chief Operating Officer of the Company and effective April 3, 2000, was appointed to the Board of Directors.

Employees
---------
     As of December 31, 1999, the Company had 11 full-time employees, including 1 administrative employee, and 6 part-time employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices
-------
     The Company leases its principal executive offices in Orem, Utah. The current lease is for a space of approximately 6,745 square feet at a rate of $6,200 per month. The lease agreement is for three years from October 1, 1998 to September 30, 2001. The lease includes provision for a 3% increase in lease payment on October 1, 2000.

     The Company's current facilities are generally adequate for anticipated needs over the next 12 to 24 months.

Other Property
--------------
     The Company owns Lot 32 of a development known as Cottages on the Green, as identified in the Plat recorded in the office of the Wasatch County Recorder, as Entry No. 200360, in Book 371, at Page 458, contained with Plat C of Cottages on the Green, P.U.D., Midway City, Wasatch County, State of Utah. Value of the property is $95,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000.00. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section
 1961.  The
Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee has also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intends to make payment of the judgment.

     In March 2000, the Company was sued in the matter of Martineau & Company vs. Dynamic Information System & eXchange, Inc. No Answer has been filed by this time. The amount claimed in the Complaint is in excess of $21,666.00. The amount claimed for accounting services is apparently $8,648.00 with the balance being accrued interest at 2% per month since March 1995. Company management does not believe that accounting services were provided by plaintiff and intends to contest the matter rigorously. Due to the recent involvement with the matter no evaluation can be made of the likelihood of an unfavorable outcome nor the range of potential loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. From December 4, 1999 to February 22, 2000, as a result of the Company's Form 10-SB not having yet been accepted without comments by the Securities and Exchange Commission, the Company's stock was traded on the pink sheets.

Fiscal Year Ended December 31, 1999                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 0.94        $ 0.16
Second Quarter                                      $ 0.75        $ 0.38
Third Quarter                                       $ 0.47        $ 0.25
Fourth Quarter                                      $ 0.50        $ 0.05

Fiscal Year Ended December 31, 1998                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 1.25        $ 0.06
Second Quarter                                      $ 1.63        $ 0.22
Third Quarter                                       $ 0.66        $ 0.13
Fourth Quarter                                      $ 0.44        $ 0.10

Fiscal Year Ended December 31, 1997                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 1.25        $ 0.25
Second Quarter                                      $ 1.00        $ 0.13
Third Quarter                                       $ 0.75        $ 0.19
Fourth Quarter                                      $ 0.69        $ 0.06

     At March 31, 2000, the Company's Common Stock High Bid and Low Bid, quoted on the OTC Bulletin Board, for the first quarter of Fiscal Year 2000 was $0.875 and $0.100, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2000, the Company has approximately 222 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
     This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company and its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
     The Company experienced no material adverse impact of any nature as a result of year 2000.

Results of Operations
---------------------
     During 1998, the Company continued in its developmental stage. In 1999, the Company commenced operations and was no longer designated a developmental stage company. Financial statements covering that two-year period reflect those changes and year to year comparisons may have limited significance.

Year ended December 31, 1999 compared to year ended December 31, 1998
---------------------------------------------------------------------
     Total revenues for the year ended December 31, 1999, was $1,847,589 compared to $53,389 for the same period of 1998. This large increase was due to agency revenues from topjobs.net inc, totaling $1,783,846. Direct costs for the year ended December 31, 1999, were $1,553,471 as compared to $12,920 for the year ended December 31, 1998. The increase in direct costs were primarily due to advertising related costs in support of topjobs.net inc's Internet recruitment activities.

     For fiscal year 1999, operating expenses were $1,146,320, consisting of salaries and wages of $359,016, depreciation and amortization expenses of $13,432, and general and administrative expenses of $773,872, resulting in a loss from operations of $852,202. Total operating expenses for 1998 were $1,247,410, consisting of salaries and wages of $374,616, depreciation and amortization expenses of $16,833, and general and administrative expenses of $855,961, resulting in a loss from operations of $1,206,941. The decrease in salaries and wages resulted from the continued reduction in data entry staffing which was partially offset by the hiring of professional advertising personnel. The data entry staffing reduction was made possible by continued automation and a shift in corporate emphasis to employer based products. The reduction in general and administrative expenses was due to lower expenses for professional services.

     Total other income (expense) for fiscal 1999 netted an income of $497,578 compared to an expense of $(166,201) for fiscal 1998. During 1999, interest income was $800, other income was $599,237, and interest expense was $(102,459). Other income in 1999 included $1,000,000 received from topjobs.net plc as an incentive for the Company to take a minority position in the JV, topjobs.net inc; this was offset by a loss of $(400,763) that the Company contributed to the JV. Other income (expense) in 1998 included interest income of $700, and interest expense of $(166,901). The year to year change was due to the increase in other income and reduced interest expense.

     The net loss for the Company was $354,624 in 1999 compared to a net loss of $1,373,142 the prior year. The Company experienced a comprehensive loss $539,496 for the year ended December 31, 1999, compared to a comprehensive loss of $1,373,142 for the same period of 1998, a decrease of 60.7%. The basic loss per share for fiscal 1999 was $0.02 as compared to $0.09 for fiscal 1998, based on the weighted average number of shares outstanding for the respective periods.

Liquidity and Capital Resources
-------------------------------
     During 1999, cash flows from operations, notes payable (some convertible to shares of the Company's common stock) were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

     The Company had a working capital deficit of $1,077,762, at December 31, 1999. The Company had a cash overdraft of $16,149 and receivables of $13,050. Cash used in operations for the year ended December 31, 1999 was $406,437 compared with $977,680 for the year ended December 31, 1998. The reduction in the outflow of funds used for operations was due primarily to the increased revenues that led to a significantly reduced net loss. Cash flows used in investing activities increased to $407,763 in 1999 compared with $17,363 the prior year. The loss from the investment in topjobs.net inc led to that increase. Proceeds from notes payable and convertible debentures (including the $500,000 cash received by the Company from PLC) offset the funding used in operations and investing activities and cash payments on prior notes payable and convertible debentures. In addition, portions of the notes payable and convertible debentures were repaid through conversion to common stock in 1999.

     Because the Company has an accumulated deficit of $6,281,787, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. During fiscal 1999, the Company continued measures to reduce cash outflow and increase working capital through proceeds from operations and the conversion of accrued liabilities and notes payable to common stock. The Company is expected to stay on the same course during 2000. The Company will rely on additional outside debt and equity funding as it transitions from advertising agency activities to internet employment operations.

     At December 31, 1999, the Company had recorded $345,210 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. Subsequent to December 31, 1999, and prior to this filing, the Company has reduced outstanding accrued salaries and wages and accrued interest through issuance of restricted common stock. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to pay the Utah Department of Job Force Services $2,000 monthly towards the Company's unemployment tax obligation.

     At December 31, 1999, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $614,021 compared to $931,347 at December 31, 1998.

     The Company has recorded contingent liabilities with related accrued interest totaling $368,982 to Laservend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with Laservend, Inc. whereby Laservend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, Laservend advanced the Company $286,572 during the year ended December 31, 1998. The merger failed to take place due to events occurring in Laservend. Laservend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 1999 bringing the total contingent liability to $368,982. During the first quarter of 2000, $17,468 has been sent to reduce the outstanding balance. As of the end of April 2000, the Company may sell their holding in PLC stock to repay the judgment.

Impact of Inflation
-------------------
     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
     During the most recent fiscal year ended December 31, 1999, the Company had one individual customer, topjobs.net inc, that accounted for 96.5% of the Company's revenues. This high percentage is largely due to the Company having transferred all of it revenue generating Internet recruiting business to the JV. With the dissolution of the JV, the revenue will again be generated through the Company.

Seasonality
-----------
     Management of the Company knows of no seasonal aspects relating to the nature of the Company's business operations that had a material effect on the financial condition or results of operation of the Company.

ITEM 7.  FINANCIAL STATEMENTS

     The following statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended December 31, 1999, and the term of office of each director of the Company.

Name                Age   Position               Director or Officer Since
----                ----  --------               -------------------------
Larry D. Heaps      51    President, Director    October 1993
Curtis T. Johnson   50    Director, CEO          October 1993 (1)
Eric E. Marchant    47    Director, CEO          October 1993 (2)
J. Robert Walz      42    Vice President         April 1999
Kurt Johansson      43    Vice President         February 1999(3)
-------------------------
(1)  Mr. Johnson was named CEO in January 2000.
(2)  Mr. Marchant resigned as Director and CEO in November 1999.
(3)  Mr. Johansson's employment with the Company ended in November 1999.

     The term of office of each director is one year and until his or her successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. All Officers serve at the pleasure of the board of directors and until his or her successor is elected at a meeting of the board of directors and is qualified except as noted below in Employment Agreements and Benefits.

Biographical Information
------------------------
     Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel.

     Larry D. Heaps has extensive experience in operations and manufacturing management. Mr. Heaps has served as President of the Company since 1993.
From 1989 to 1993, as an independent operations consultant, Mr. Heaps successfully worked with a number of clients in establishing improved manufacturing and operational procedures. From 1972 to 1983, as Executive VP and General Manager of a successful children's clothing manufacturing operation, Larry managed operations that included hundreds of employees, thousands of customer accounts, overseas exports and innovative receivables financing. Educated at Brigham Young University, in 1972, Mr. Heaps received a Bachelor of Science in Business Management with an emphasis in Marketing.

     Eric E. Marchant, resigned as CEO and director of the Company in November 1999, after having served since 1993. From 1989 to 1993, Mr. Marchant served as President of Management Perspectives Group, a management consulting firm that assists clients in improving their strategic focus, cultural unity and management/leadership environment. He oversaw and participated in the firm's product development and consulting services. Prior to that period, as a private consultant, his list of clients included Exxon, Dow Chemical, Department of Energy, and a number of other organizations large and small. A lawyer and member of the Utah Bar Association since 1978, Mr. Marchant received his Juris Doctorate from Brigham Young University's J. Reuben Clark Law School in 1978. He received his B.A. in Political Science/Spanish from Southern Utah State College where he graduated with high honors (4.0 GPA) in three years in 1976.

     Curtis T. Johnson became CEO of the Company on January 1, 2000. He most recently worked as a Senior Marketing Manager from 1998 to 1999 for Intel. From 1993 to 1998, Mr. Johnson worked for the Company. From 1989 to 1993, he spent four years with Novell, Inc. as Product Line Manager and Senior Marketing Manager in Sales/Marketing. He managed a major product line from early specification through availability in the marketplace. His responsibilities included establishing and maintaining OEM relationships with major high technology vendors as well as creating and managing programs relating to Novell's major customers. From 1974 to 1980, Mr. Johnson's background also includes corporate responsibilities with Digital Equipment Corporation and from 1980 to 1989 with Wang Laboratories. He filled a variety of roles including technology development, sales, marketing and management.

     Troy L. Corriveau was appointed Chief Operating Officer of the Company in February 2000 and a Director of the Company in April 2000. Prior to this appointment, he was the Vice President of Marketing/Corporate Planning for topjobs.net inc from January 1999 - 2000. From July 1997 to December 1998, Mr. Corriveau was involved with entrepreneurial activities, mainly real estate investments. During the period of July 1994 to July 1997, he served as the President of the Thailand Bangkok Mission for the Church of Jesus Christ of Latter-day Saints. Besides working with the missionary endeavors of 300 missionaries in Thailand and Cambodia, he also helped to initiate, organize and manage the humanitarian projects of the Church in Thailand, Cambodia, Burma and Laos. He has been involved in the creation and management of several service related businesses over the past 2 1/2 decades. Mr. Corriveau received his Doctor of Chiropractic degree from Palmer College of Chiropractic in 1974 and his BA degree from the University of the State of New York in 1991.

     J. Robert Walz has nearly twenty years of experience as an on air talent in the television industry. From 1984 to 1999, Mr. Walz worked for KSL-Television in Salt Lake City, Utah, as a reporter/correspondent. His reports were aired by CBS, ABC and NBC affiliate stations throughout the United States and throughout the world on CNN. From 1992 to 1997, Mr. Walz taught journalism at Brigham Young University and Utah Valley Community College. He has written and produced numerous video productions. Mr. Walz received a Bachelor of Arts in Communications from Brigham Young University with an emphasis in Broadcast Journalism in 1982. He was the student president for the Society of Professional Journalists in 1981.

     Kurt Johansson joined the Company as vice president in February 1999. From 1991 to 1999, Mr. Johansson owned and operated his own advertising agency with major accounts such as Dannon Yogurt, Grand Targhee Ski Area and Fuji Film. In 1996, Mr. Johansson was the Director of Marketing at Mansell and Associates. From 1992 to 1996, he was a director of Advertising at HealthRider and was responsible for a multi-million dollar television, radio and print budget. From 1986 to 1990, he worked in radio station sales and management and was the number one sales person at a top Salt Lake City radio station in 1990. From 1978 to 1985, Mr. Johansson owned a financial planning firm, supervising 300 agents with offices in Utah, Arizona and Idaho.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     The Company's Common Stock was recently registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. Based on information provided to the Company as of March 1, 2000, all required reports have been filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):



                                         SUMMARY COMPENSATION TABLE

                                     Annual Compensation              Long Term Compensation

                                                       Other
                                                       Annual      Restricted                          All Other
Name & Principal                                       Compen-     Stock         Options/     LTIP     Compensa-
Position                Year    Salary($)   Bonus($)   sation($)   Award($)      SARS(#)    Payout($)    tion($)
----------------        ----    ---------   --------   ---------   --------      -------    ---------   --------
Eric E. Marchant        1999    $   8,750       -           -      $55,000          -           -           -
CEO & Chairman          1998    $  96,000       -           -          -            -           -           -
                        1997    $  75,000       -      $ 112,500(1)    -            -           -           -

Larry D. Heaps          1999    $  60,167       -           -      $82,500          -           -           -
President & Director    1998    $  96,000       -           -          -            -           -           -
                        1997    $  75,000       -       $112,500(1)    -            -           -           -

Curtis T. Johnson       1999    $     -         -       $  1,000       -            -           -           -
Director                1998    $   5,750       -           -          -            -           -           -
(President 1994-96)     1997    $  75,000       -      $ 112,500(1)    -            -           -           -


(1) These officers received restricted stock for accrued salaries.


Employment Agreements and Benefits
----------------------------------
     On April 6, 1999, the Company entered into an Employment Agreement with
J. Robert Walz for the salary of $84,000.00 per year, subject to discretionary increase pursuant to an annual review by the board of directors. The agreement includes a signing bonus of fifty thousand (50,000) shares of the Company's common stock. The agreement also includes provisions for a bonus payment upon the anniversary date of signing based upon a determination of the board of directors.

     On January 10, 2000, the Company entered into a three-year Employment Agreement with Larry D. Heaps for the salary of $120,000.00 per year, subject to discretionary increase pursuant to a semi-annual review by the board of directors.

     On January 10, 2000, the Company entered into a three-year Employment Agreement with Curtis T. Johnson for the salary of $120,000.00 per year, subject to discretionary increase pursuant to a semi-annual review by the board of directors.

     On February 1, 2000, the Company entered into an annually renewable Employment Agreement with Troy Corriveau for the salary of $90,000.00 per year, subject to discretionary increase pursuant to a semi-annual review by the board of directors.

     All other employee agreements with the Company are at will. As a condition to employment, all the Company's managers and key personnel are required to sign a non-disclosure and non-competition agreement.

Compensation of Directors
-------------------------
     The Company's directors receive no payments for attendance at meetings. Board members may be reimbursed for all reasonable out-of-pocket expenses incurred by them in conjunction with their attendance at board meetings.

Resignation of Officer and Director
-----------------------------------
     Effective 24 November 1999, Eric E. Marchant tendered his resignation as CEO and Chairman of the board of directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially, more than 5% of the 25,399,299 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Shareholders
----------------------
Title
 of     Name and Address         Amount and Nature of               Percentage
Class   Beneficial Owner         Beneficial Ownership               of Class
-----   ----------------         --------------------               ----------
Common  Larry D. Heaps            1,625,000  Direct                  6.40
        743 South 670 East          510,000  Indirect (1)            2.01
        Orem, Utah 84097

Common  Eric E. Marchant          1,075,000  Direct                  4.23
        3926 Riverwood Drive         24,608  Indirect (2)            0.10
        Provo, Utah 84604

Common  Curtis T. Johnson         1,579,000  Direct                  6.22
        1133 East 2570 North
        Provo, Utah 84604

Common  Craig Morrison            1,829,964  Direct                  7.20
        3771 Riverwood Drive
        Provo, Utah 84604

Common  Arnell Heaps              1,280,000  Direct                  5.04
        1357 East Pheasant Ridge
        Bountiful, Utah 84010

Officers and Directors
----------------------
Title
 of     Name and Address         Amount and Nature of               Percentage
Class   Beneficial Owner         Beneficial Ownership               of Class
-----   ----------------         --------------------               ----------
Common  Larry D. Heaps                          -see above-

Common  Eric E. Marchant                        -see above-

Common  Curtis T. Johnson                       -see above

Common  J. Robert Walz              201,575   direct                 0.80
        3145 North Comanche
        Provo, Utah 84604

        All Officers/Directors     4,480,575  Direct                17.64
        as a Group (4 Persons)       524,608  Indirect               2.07
                                   ---------                        -----
        Total Beneficial Ownership 8,115,147                        31.95
                                   =========                        =====

(1) Represents shares held of record by the Heaps Family Trust, an entity controlled by DeLynn Heaps, of which Larry Heaps is a beneficiary.

(2) Represents shares held of record by Marchant & Sons, a family trust of which Mr. Marchant is a beneficiary.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
     Except as indicated below, and for the periods indicated, there were no material transactions, or series or similar transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, or in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% or any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     During 1999, the Company issued restricted common stock to the following affiliates: Larry D. Heaps was issued 350,000 shares of restricted common stock for prior year accrued salary, wages, and services rendered; Eric E. Marchant was issued 350,000 shares of restricted common stock for prior year accrued salary, wages, and services rendered, and Robert Walz was issued 92,000 shares of restricted stock for services rendered.

Certain Business Relationships
------------------------------
     Except as indicated below, and for the periods indicated, there were no material relationships regarding directors that exist, or have existed during the Company's last fiscal year.

Indebtedness of Management
--------------------------
     Except as indicated below, and for the periods indicated, there were no material transaction, or series of similar transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------
     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company                    22
Balance Sheet as of December 31, 1999                                      23
Statements of Operations for the years ended December 31, 1999 and 1998
     and from inception on April 9, 1993 through December 31, 1999         25
Statements of Stockholders' Equity                                         26
Statements of Cash Flows for the years ended December 31, 1999 and 1998
     and from inception on April 9, 1993 through December 31, 1999         27
Notes to Financial Statements                                              29

     (a) (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:
          None
     (a) (3) EXHIBITS. The following exhibits are included as part of this report:

          SEC
Exhibit   Reference
Number    Number     Title of Document                    Location
-------   ---------  -----------------                    --------
10        10.1       Agreement among topjobs.net plc,     This filing
                     DiSX, and topjobs.net inc

27        27         Financial Data Schedule              This filing

     (b) Reports on Form 8-K.
          There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

                           DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.

Date: April 14, 2000       By:  /S/ Larry D. Heaps, President and Director

                           By:  /S/ Curtis T. Johnson, CEO and Director

                           By:  /S/ Troy L. Corriveau, COO and Director

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynamic Information System and eXchange, Inc. (DISX) and Subsidiary
Orem, Utah

We have audited the accompanying consolidated balance sheet of Dynamic Information System & eXchange, Inc., and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Information System & eXchange, Inc. and Subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has current liabilities in excess of current assets of $1,077,762 and has experienced significant losses for the years ended December 31, 1999 and 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
April 11, 2000

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                AND SUBSIDIARY
                          Consolidated Balance Sheet


                                    ASSETS
                                    ------

                                                                 December 31,
                                                                     1999
                                                                 ------------

CURRENT ASSETS

  Notes receivable - related parties (Note 6)                    $     13,050
                                                                 ------------

     Total Current Assets                                              13,050
                                                                 ------------

FIXED ASSETS - net (Notes 1 and 3)                               $     16,287
                                                                 ------------

OTHER ASSETS

  Deposits                                                             10,126
  Investment in marketable securities (Note 1)                        315,128
  Investment in property                                               95,000
                                                                 ------------

     Total Other Assets                                               420,254
                                                                 ------------


     TOTAL ASSETS                                                $    449,591
                                                                 ============






             The accompanying notes are an integral part of these
                     consolidated financial statements.

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                               AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                 December 31,
                                                                     1999
                                                                 ------------

CURRENT LIABILITIES

  Cash overdraft                                                 $     16,149
  Accounts payable                                                    115,432
  Accrued expenses (Note 4)                                           345,210
  Current portion - long-term liabilities (Note 5)                    351,319
  Convertible debentures (Note 5)                                     174,967
  Notes payable - related parties (Note 5)                             87,735
                                                                 ------------

     Total Current Liabilities                                      1,090,812
                                                                 ------------

LONG-TERM LIABILITIES (Note 5)                                           -
                                                                 ------------

     Total Liabilities                                              1,090,812
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                368,982
                                                                 ------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized at $0.001
   par value; no shares issued or outstanding                            -
  Common stock, 50,000,000 shares authorized at $0.001
   par value; 22,569,135 shares issued                                 22,569
  Additional paid-in capital                                        5,433,887
  Other comprehensive loss                                           (184,872)
  Accumulated deficit                                              (6,281,787)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (1,010,203)
                                                                 ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    449,591
                                                                 ============






             The accompanying notes are an integral part of these
                     consolidated financial statements.

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                               AND SUBSIDIARY
                   Consolidated Statements of Operations

                                                         For the Years
                                                       Ended December 31,
                                                  ------------   ------------
                                                      1999           1998
                                                  ------------   ------------

SALES                                             $  1,847,589   $     53,389

COST OF SALES                                        1,553,471         12,920
                                                  ------------   ------------

GROSS MARGIN                                           294,118         40,469
                                                  ------------   ------------

OPERATING EXPENSES

  Salaries and wages                                   359,016        374,616
  Depreciation and amortization                         13,433         16,014
  General and administrative                           773,871        856,780
                                                  ------------   ------------

     Total Operating Expenses                        1,146,320      1,247,410
                                                  ------------   ------------

     Loss from Operations                             (852,202)    (1,206,941)
                                                  ------------   ------------

OTHER INCOME (EXPENSE)

  Interest income                                          800            700
  Other income (Note 8)                                599,237            -
  Interest expense                                    (102,459)      (166,901)
                                                  ------------   ------------

     Total Other Income (Expense)                      497,578       (166,201)
                                                  ------------   ------------

NET LOSS                                              (354,624)    (1,373,142)
                                                  ------------   ------------

OTHER COMPREHENSIVE LOSS

  Loss on valuation of marketable securities          (184,872)          -
                                                  ------------   ------------

  Net Comprehensive Loss                          $   (539,496)  $ (1,373,142)
                                                  ============   ============

BASIC LOSS PER SHARE                              $      (0.02)  $      (0.09)
                                                  ============   ============



             The accompanying notes are an integral part of these
                     consolidated financial statements.

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                              AND SUBSIDIARY
           Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                       Total
                                    Common Stock           Additional      Other                   Stockholders'
                                    ------------            Paid-in     Comprehensive Accumulated     Equity
                                   Shares      Amount       Capital         Loss         Deficit     (Deficit)
                                -----------  -----------  ------------  ------------  ------------  ------------

Balance, December 31, 1997       12,922,848  $    12,921  $  3,286,813  $       -     $ (4,554,021) $(1,254,287)

Common stock issued for services
 rendered at $0.30 per share        385,500          386       116,438          -             -         116,824

Conversion of debentures and
 interest payable to common
 stock at $0.24 per share         2,562,813        2,563       618,350          -             -         620,913

Conversion of notes and interest
 payable at $0.21 per share         875,608          877       179,411          -             -         180,288

Net loss for the year ended
 December 31, 1998                     -             -            -             -       (1,373,142)  (1,373,142)
                                -----------  -----------  ------------  ------------  ------------  ------------

Balance, December 31, 1998       16,746,769       16,747     4,201,012          -       (5,927,163)  (1,709,404)

Common stock issued for services
 $0.23 per share                  2,737,378        2,737       751,819          -             -         754,556

Conversion of debentures and
 payable to common stock at $0.25
  per share                       2,006,503        2,007       501,270          -             -         503,277

Conversion of notes and interest
 payable to common stock at $0.27
  per share                       1,033,985        1,034       278,830          -             -         279,864

Cancellation of common stock       (295,500)        (296)     (393,704)         -             -        (394,000)

Common stock issued for property
 at $0.28 per share                 340,000          340        94,660          -             -          95,000

Loss on valuation of marketable
 securities                            -             -             -        (184,872)         -        (184,872)

Net loss for the year ended
 December 31, 1999                     -             -             -            -         (354,624)    (354,624)
                                -----------  -----------  ------------  ------------  ------------  ------------

Balance, December 31, 1999       22,569,135  $    22,569  $  5,433,887  $   (184,872) $ (6,281,787) $(1,010,203)
                                ===========  ===========  ============  ============  ============  ===========






                       The accompanying notes are an integral part of these
                                consolidated financial statements.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                               AND SUBSIDIARY
                    Consolidated Statements of Cash Flows

                                                         For the Years
                                                       Ended December 31,
                                                  ------------   ------------
                                                      1999           1998
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $   (354,624)  $ (1,373,142)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                       13,433         16,014
    Common stock issued for services                   754,556        116,824
    Other income                                      (599,237)          -
    Common stock canceled                             (394,000)          -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable         114,405       (106,970)
    (Increase) decrease in accounts receivable -
      related party                                      3,074        (14,335)
    (Increase) decrease in deposits                     (3,600)          -
    Increase (decrease) in cash overdraft               10,135         (2,030)
    Increase (decrease) in commitments and
      contingencies                                     28,751         53,659
    Increase (decrease) in accounts payable             53,253         29,433
    Increase (decrease) in accrued expenses             94,417        155,867
    Increase (decrease) in deferred revenue           (127,000)       127,000
                                                  ------------   ------------

      Net Cash Flows (Used) by
        Operating Activities                          (406,437)      (997,680)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payments to equity investee                         (400,763)          -
  Purchase of fixed assets                              (6,549)       (17,363)
                                                  ------------   ------------

      Net Cash Flows (Used) by Investing
         Activities                                   (407,312)       (17,363)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on notes payable and
    convertible debentures                            (832,381)      (180,781)
  Proceeds from notes payable and
    convertible debentures                           1,646,130      1,195,824
                                                  ------------   ------------

      Net Cash Flows Provided by
         Financing Activities                     $    813,749   $  1,015,043
                                                  ------------   ------------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                               AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                         For the Years
                                                       Ended December 31,
                                                  ------------   ------------
                                                      1999           1998
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                   $      -       $       -

CASH AT BEGINNING OF YEAR                                -               -
                                                  ------------   ------------

CASH AT END OF YEAR                               $      -       $       -
                                                  ============   ============



CASH PAID DURING THE YEAR FOR:

  Interest                                        $    43,620    $     71,276
  Income taxes                                    $      -       $       -


NON-CASH TRANSACTIONS

  Debentures converted to common stock            $   490,000    $    620,913
  Interest converted to common stock              $   152,065    $       -
  Common stock issued for notes payable           $   141,076    $    180,288
  Common stock issued for services                $   754,556    $    116,824
  Common stock issued for property                $    95,000    $       -









             The accompanying notes are an integral part of these
                     consolidated financial statements.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Dynamic Information System & eXchange, Inc. (DiSX) (the Company). The Company was incorporated in the State of Utah on March 20, 1987.

Effective October 20, 1994, the Company and DiSX completed an Agreement and Plan of Reorganization whereby the Company issued 14,483,326 (3,620,838 post-split shares) shares of its common stock in exchange for 100% of the issued and outstanding common stock of DiSX. The Company also changed its name on this date from M&K Investments, Inc. to Dynamic Information System & eXchange, Inc. On October 31, 1994, the Company effected a reverse stock split of the outstanding common shares at a rate of 1 share for every 2 shares outstanding. During 1995 the shareholders approved an additional reverse stock split at a rate of 1 share for every 2 shares outstanding. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock splits.

DiSX was incorporated in the State of Utah on April 9, 1993. DiSX was founded to provide information services to the labor and employment industry and has developed a data base that includes over 60,000 professional job listings throughout the United States. 85% of the listings are currently contained in the Western United States. DiSX products include TopJobs USA and UltimateResume.com.

At the time of the acquisition, the Company was essentially inactive, with no operations and minimal assets. Additionally, the exchange of the Company's common stock for the common stock of DiSX resulted in the former stockholders of DiSX obtaining control of the Company. Accordingly, DiSX became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of DiSX with no adjustment to the basis or assets acquired or liabilities assumed by the Company. For legal purposes, the Company was the surviving entity. The Company was taken out of the development stage on January 1, 1999.

Effective September 30, 1999, the Company and its subsidiary merged with DISX being the surviving entity.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has selected a calendar year end.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share (Continued)

                  For the Year Ended              For the Year Ended
                  December 31, 1999                December 31, 1998
         --------------------------------- --------------------------------
            Loss         Shares  Per-Share    Loss        Shares  Per-Share
         (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
         ----------- ------------ -------- ------------ ----------- -------
Net Loss $(354,624)  19,657,952   $ (0.02) $(1,373,142) 14,845,019  $(0.09)

Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

No provision for taxes has been made, due to cumulative operating losses at December 31, 1999. The Company has net operating loss carryforwards of approximately $6,000,000 which will expire in 2008 through 2019. The net operating losses are the only significant component of the deferred tax asset and liability. No tax benefit has been reported in the financial statements and the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

e. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Fixed Assets

Fixed assets are stated at cost. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets, primarily five years.

g. Principles of Consolidation

The consolidated financial statements include those of Dynamic Information Systems & eXchange, Inc. (the Company) and its wholly-owned subsidiary, Dynamic Information System & eXchanges, Inc. (DiSX). All significant intercompany accounts and transactions have been eliminated.

h. Concentrations of Credit Risk

The Company sells its services in Utah and various other states. The Company extends credit to its customers.

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, nor significant risks in the normal course of its business.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Revenue Recognition

The Company recognized media revenues upon completion of services.

k.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $42,171 and $12,681 for the years ended December 31, 1999 and 1998, respectively.

l.  Changes in Accounting Principles

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

m.  Marketable Securities

The Company has adopted the provisions of SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." In 1999, the Company received 41,667 shares of topjobs, p.l.c. which were valued at their trading price of $12 per share for a total valuation of $500,000. The Company classifies the shares as available for sale. Accordingly, the decrease in value of $184,872 from the date the shares were received to December 31, 1999 is reflected as a separate component of stockholders' equity.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate cash flow through increased sales and marketing of its internet services and to continue to convert debt to equity.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:
                                                            1999
                                                        ------------
Computer equipment                                      $     26,142
Office equipment                                              41,286
Capital lease equipment                                        8,795
                                                        ------------
                                                              76,223
Accumulated depreciation                                     (59,936)

                                                        $     16,287
                                                        ============


Total depreciation expense for the years ended December 31, 1999 and 1998 was $13,433 and $15,386, respectively.

NOTE 4 -  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                            1999
                                                        ------------

Accrued salaries and wages                              $     46,214
Payroll taxes payable                                        140,795
Accrued interest payable                                      86,001
Consulting fees payable                                       72,200
                                                        ------------
                                                        $    345,210
                                                        ============

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:
                                                            1999
                                                        ------------
Notes Payable - Related Parties
-------------------------------

Note payable to a family organization related to
an officer, secured by Company stock, at 12% per
annum, payable on demand.                               $     87,735
     Total Notes Payable - Related Parties                    87,735
                                                        ------------
Convertible Debentures
----------------------

1996 convertible debentures payable to three
individuals bearing interest at 10% per annum,
convertible into Company stock at $0.50 per share.
Interest and principle due on demand.                         30,422

1997 convertible debentures payable to three
individuals bearing interest at 10% per annum,
convertible into Company stock at an average price
of $0.375 per share. Interest and principal
due on demand.                                                17,500

1998 convertible debentures payable to three
individuals bearing interest at 12% per annum,
convertible into Company  stock at $0.25 per share.
Interest and principal due on demand.                         82,000

1999 convertible debentures payable to four
individuals bearing interest at 12% per annum,
convertible into Company stock at an average price
of $0.00 per share. Interest and principal due
on demand.                                                    45,045
                                                        ------------
     Total Convertible Debentures                            174,967
                                                        ------------

Current Portion Long-Term Liabilities
-------------------------------------

Notes payable to five individuals, secured by
Company stock,at 12% per annum payable on demand.            151,824

Note payable to Company, secured by Company stock,
at 12% per annum, payable by demand.                         100,000

Note payable to individual at 10% per annum, secured
by Company, due upon demand.                                  50,000

Note payable to an individual at 30% per annum,
secured by Company stock, due upon demand.                     9,000
                                                        ------------
Balance Forward                                         $    310,824
                                                        ============

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES (Continued)

Current Portion Long-Term Liabilities (Continued)
-------------------------------------

Balance forward                                         $    310,824

Note payable to Utah State University at 6% per annum,
unsecured, with an initial payment of $9,000 due
June 30, 1996 and thereafter monthly principal and
interest payments of $2,852.                                  39,198
Overdraft payable to bank at 21%, unsecured, with an
overdraft limit of $7,500, payable on demand.                  1,297
                                                        ------------

  Total Current Portion Long-Term Liabilities                351,319
                                                        ------------

  Total long-term liabilities                                614,021
                                                        ------------

  Less current portion long-term liabilities                (351,319)

  Less convertible debentures                               (174,967)

  Less notes payable - related parties                       (87,735)
                                                        ------------
  Long-term liabilities                                 $       -
                                                        ============

  Principal maturities are as follows:

     2000                                               $    614,021
     2001                                                       -
     2002                                                       -
     2003                                                       -
     2004                                                       -
     2005 and thereafter                                        -
                                                        ------------
                                                        $    614,021
                                                        ============


NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

During the year ended December 31, 1999, the Company advanced $18,750 to four employees. The notes receivable bear interest at 8%, are unsecured and due on demand. As of December 31, 1999, the balance due is $13,050 including principal and interest.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Litigation
------------------
The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000 with the agreement or understanding that the company would repay Laservend $225,000 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's common stock at the rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance is a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884, plus prejudgment interest estimated at $28,751 in accordance with 29 U.S.C. Section 1961.
  The Company
has accrued $368,982. The trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of the Company. The Trustee has also executed liens on the computer equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of the Company. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intends to make payment of the judgment. The Company has also deposited the topjobs.net plc stock with the court against the liability.

Operating Lease Obligation
--------------------------
The Company is leasing its office space on a month-to-month basis. Rent expense for the year ended December 31, 1999 was $72,717.

Consulting Agreement
--------------------
On October 21, 1999, the Company entered into a consulting agreement for the purpose of advising corporate management and assisting on business and growth strategies. The agreement calls for the Company to issue 500,000 shares of restricted common stock upon signing and to issue 190,000 shares of restricted common stock per month for the next ten months. The Company issued the 500,000 shares which were valued at $62,500 which represented the trading price on the date of issue. The Company has not issued the 380,000 shares for November and December 1999, but has accrued a liability of $72,200 which represents the trading price of the stock at November 30, 1999 and December 31, 1999 times the 190,000 shares to be issued each month.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1999



NOTE 8 - OTHER INCOME

In June 1998, the Company entered into a nine month research and cooperation test marketing agreement, limited to the State of Utah and the city of Houston, Texas with topjobs.net plc (PLC), a corporation located in Manchester, England. partially as a result of securing contracts which provided net revenues to the venture of $141,000 in December 1998, the Company and PLC decided to terminate the test marketing arrangement and establish a permanent joint venture in the United States. PLC formed a Delaware corporation, known as topjobs.net inc. (joint venture). On February 11, 1999, the Company entered into a series of agreements with PLC, including a Stockholders' Agreement and Licensing Agreement. As an incentive for the Company to take a minority interest (49%) in the joint venture, PLC advanced $300,000 to the Company in interest free loans through March 4, 1999. Upon PLC's initial public offering, PLC paid the Company an additional $200,000, forgave the $300,000 of loans and issued to the Company 41,667 shares of PLC's ordinary shares valued at the then market price of $12 per share for total consideration of $1,000,000.

The Company elected to defer the revenue of $1,000,000 until such time as the joint venture was profitable where upon the advances would have been amortized over the estimated life of the joint venture. The Company was accounting for the 49% investment in the joint venture as an equity investment per APB No.
18. As of December 31, 1999, the Company had advanced $400,763 to the joint venture as working capital. The advances were non-interest bearing and due on demand. Through December 31, 1999, the joint venture had sustained losses of $3,901,973 of which $1,911,967 is attributable to the Company.

On December 15, 1999, the Company and PLC terminated the joint venture. Terms of the termination are that both parties had no further obligations to each other. Accordingly, the Company has recognized other income of $599,237 which is the net amount of $1,000,000 received and payments made of $400,763.