Form 10QSB
period 2000-03-31
DYNAMIC INFORMATION SYSTEM & EXCHANGE INC
filed 2000-05-19
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                 DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             UTAH                                             87-0508350
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     385 EAST 800 SOUTH, OREM, UTAH                              84004
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

                                (801) 426-4600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 25,399,299 shares of common stock, par value $0.001, as of March 31, 2000.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, stockholders' equity and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited consolidated balance sheet of the Company as of March 31, 2000, the related audited consolidated balance sheet of the Company as of December 31, 1999; the related unaudited consolidated statements of operations and cash flows for the three month periods ended March 31,2000 and 1999; and the unaudited consolidated statement of stockholders' equity for the period from December 31, 1997 through March 31, 2000 are attached here to and incorporated herein by this reference.

     Operating results for the three months period ended March 31, 1999 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending December 31, 2000.

             DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                    Consolidated Balance Sheet


                                    ASSETS
                                    ------

                                                    March 31,    December 31,
                                                     2000           1999
                                                  ------------   ------------
CURRENT ASSETS

  Accounts receivable                             $     27,320   $       -
  Notes receivable - related parties (Note 6)            8,600         13,050
                                                  ------------   ------------

     Total Current Assets                               35,920         13,050
                                                  ------------   ------------

FIXED ASSETS - net (Notes 1 and 3)                      30,935         16,287
                                                  ------------   ------------

OTHER ASSETS

  Deposits                                              12,957         10,126
  Investment in marketable securities (Note 1)         541,671        315,128
  Investment in property                                95,000         95,000
                                                  ------------   ------------


     Total Other Assets                                649,628        420,254
                                                  ------------   ------------

     TOTAL ASSETS                                 $    716,483   $    449,591
                                                  ============   ============























See the accompanying notes to the consolidated financial statements.

                 DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                       Consolidated Balance Sheet (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

                                                    March 31,    December 31,
                                                     2000           1999
                                                  ------------   ------------
CURRENT LIABILITIES

  Cash overdraft                                  $     22,349   $     16,149
  Accounts payable                                      97,562        115,432
  Accrued expenses (Note 4)                            309,821        345,210
  Current portion - long-term liabilities (Note 5)     371,048        351,319
  Convertible debentures (Note 5)                      157,045        174,967
  Notes payable - related parties (Note 5)             285,368         87,735
                                                  ------------   ------------

     Total Current Liabilities                       1,243,193      1,090,812
                                                  ------------   ------------

LONG-TERM LIABILITIES (Note 5)                           -               -
                                                  ------------   ------------

     Total Liabilities                               1,243,193      1,090,812
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                 377,180        368,982
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized
    at $0.001 par value; no shares issued or
    outstanding                                          -               -
  Common stock; 50,000,000 shares authorized at
    $0.001 par value; 25,199,299 and 22,569,135
    shares issued and outstanding, respectively           25,199         22,569
  Additional paid-in capital                         5,765,515      5,433,887
  Other comprehensive gain (loss)                       41,671       (184,872)
  Accumulated deficit                               (6,736,275)    (6,281,787)
                                                  ------------   ------------

     Total Stockholders' Equity (Deficit)             (903,890)    (1,010,203)
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                           $    716,483   $    449,591
                                                  ============   ============








See the accompanying notes to the consolidated financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                     Consolidated Statements of Operations

                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
REVENUES
  Agency contract revenue - related party         $       -      $    146,224
  Other operating revenue                               60,408         15,322
                                                  ------------   ------------

    Total Revenues                                      60,408        161,546

COST OF SALES                                           19,846        181,956
                                                  ------------   ------------

GROSS MARGIN                                            40,562        (20,410)
                                                  ------------   ------------
EXPENSES
  Salaries and wages                                   164,167         74,479
  Depreciation and amortization                          2,510          4,153
  General and administrative                           282,593        395,738
                                                  ------------   ------------

    Total Expenses                                     449,270        474,370
                                                  ------------   ------------

    Loss from Operations                              (408,708)      (494,780)
                                                  ------------   ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (45,780)       (30,972)
                                                  ------------   ------------

    Total Other Income (Expense)                       (45,780)       (30,972)
                                                  ------------   ------------

NET (LOSS)                                            (454,488)      (525,752)
                                                  ------------   ------------
OTHER COMPREHENSIVE GAIN
  Gain (loss) on valuation of marketable
   securities                                          226,543           -
                                                  ------------   ------------

    Total Other Comprehensive Gain                     226,543           -
                                                  ------------   ------------
NET COMPREHENSIVE (LOSS)                          $   (227,945)  $   (525,752)
                                                  ============   ============

BASIC (LOSS) PER SHARE                            $      (0.02)  $      (0.03)
                                                  ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        23,723,639     18,273,636
                                                  ============   ============


See the accompanying notes to the consolidated financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Total
                                                  Additional     Other                             Stockholders'
                               Common Stock         Paid-in  Comprehensive    Stock     Accumulated     Equity
                            Shares       Amount     Capital      Income    Subscription   Deficit      (Deficit)
                          ----------- ----------- -----------  -----------  -----------  ----------- ----------
Balance, December 31, 1997 12,922,848 $   12,921  $ 3,286,813  $    -       $     -     $(4,554,021)$(1,254,287)

Common stock issued for
 services rendered at
 $0.30 per share              385,500        386      116,438       -             -          -          116,824

Conversion of debentures and
 interest payable to common
 stock at $0.24 per share   2,562,813      2,563      618,350       -             -          -          620,913

Conversion of notes and interest
 payable at $0.21 per share   875,608        877      179,411       -             -          -          180,288

Net loss for the year ended
 December 31, 1998                -          -            -         -             -      (1,373,142)
(1,373,142)
                          ----------- ----------- -----------  -----------  -----------  -----------  ---------

Balance, December 31, 1998 16,746,769      16,747   4,201,012       -             -      (5,927,163) (1,709,404)

Common stock issued for
 services $0.23 per share   2,737,378       2,737     751,819       -             -          -          754,556

Conversion of debentures
 and payable to common
 stock at $0.25 per share   2,006,503       2,007     501,270       -             -          -          503,277

Conversion of notes and
 interest  payable to
 common stock at $0.27
  per share                 1,033,985       1,034     278,830       -             -          -          279,864

Cancellation of common
 stock                       (295,500)       (296)   (393,704)      -             -          -         (394,000)

Common stock issued
 for property at $0.22
 per share                    340,000         340      94,660       -             -          -           95,000

Loss on valuation of
 marketable securities           -           -           -        (184,872)       -          -         (184,872)

Net loss for the year
 ended  December 31, 1999        -           -           -            -           -        (354,624)   (354,624)
                          ----------- ----------- -----------  -----------  -----------  -----------  ---------

Balance, December 31, 1999 22,569,135 $    22,569 $ 5,433,887  $ (184,872)  $     -     $(6,281,787)$(1,010,203)
                          ----------- ----------- -----------  -----------  -----------  -----------  ---------








See the accompanying notes to the consolidated financial statements.

                       DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX) Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                        Total
                                                              Additional     Other                 Stockholders'
                                          Common Stock          Paid-in  Comprehensive  Accumulated     Equity
                                      Shares        Amount      Capital      Income       Deficit      (Deficit)
                                    -----------  -----------  -----------  -----------  -----------  ----------
Balance, December 31, 1999           22,569,135  $    22,569  $ 5,433,887  $  (184,872) $(6,281,787)
$(1,010,203)

Common stock issued for services
 at $0.125 per share                  1,716,099        1,716      212,796        -            -         214,512

Common stock issued for debt
 at $0.131 per share                    914,065          914      118,832        -            -         119,746

Gain on valuation at marketable
 securities                               -            -            -          226,543        -         226,543

Net loss for the period ended
 March 31, 2000                           -            -            -            -         (454,488)
(454,488)
                                    -----------  -----------  -----------  -----------  -----------  ----------
Balance, March 31, 2000              25,199,299  $    25,199  $ 5,765,515  $    41,671  $(6,736,275) $ (903,890)
                                    ===========  ===========  ===========  ===========  ===========  ==========







See the accompanying notes to the consolidated financial statements.

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                    Consolidated Statements of Cash Flows


                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $   (454,488)  $   (525,752)
  Adjustments to reconcile net loss to net cash
   flows used by operating activities:
    Depreciation and amortization                        2,511          4,152
    Common stock issued for services                   214,512        480,115
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable         (27,320)        89,318
    (Increase) decrease in accounts receivable -
      related party                                      4,450            424
    (Increase) decrease in deposits                     (2,831)        (2,600)
    Increase (decrease) in cash overdraft                6,200         (6,014)
    Increase (decrease) in commitments and
      contingencies                                      8,198          -
    Increase (decrease) in accounts payable            (17,870)        45,777
    Increase (decrease) in accrued expenses            (45,403)       (89,038)
    Increase (decrease) in deferred revenue              -           (127,000)
                                                  ------------   ------------

      Net Cash Flows (Used) by
       Operating Activities                           (312,041)      (130,618)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property                                   -            (95,000)
  Purchase of fixed assets                             (17,159)          (600)
                                                  ------------   ------------

      Net Cash Flows (Used) by
       Investing Activities                            (17,159)       (95,600)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on notes payable and
    convertible debentures                             (17,922)         -
  Proceeds from notes payable and
    convertible debentures                             347,122        235,104
                                                  ------------   ------------

      Net Cash Flows Provided by
       Financing Activities                       $    329,200   $    235,104
                                                  ------------   ------------




See the accompanying notes to the consolidated financial statements.

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
               Consolidated Statements of Cash Flows (Continued)


                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                   $      -       $      8,886

CASH AT BEGINNING OF PERIOD                              -              -
                                                  ------------   ------------

CASH AT END OF PERIOD                             $      -       $      8,886
                                                  ============   ============



CASH PAID DURING THE YEAR FOR:

  Interest                                        $         45   $        107
  Income taxes                                    $      -       $      -


NON-CASH TRANSACTIONS

  Debentures converted to common stock            $     17,922   $    113,035
  Interest converted to common stock              $     18,274   $      -
  Common stock issued for accounts payable        $     83,550   $      -
  Common stock issued for notes payable           $      -       $     85,119
  Common stock issued for services                $    214,512   $    479,625
  Common stock issued for property                $      -       $     95,000










See the accompanying notes to the consolidated financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


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

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                 Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share (Continued)

                  For the Three Months Ended          For the Three Months Ended
                       March 31, 2000                        March 31, 1999
              -----------------------------------   -----------------------------------
                Loss        Shares     Per-Share      Loss        Shares     Per-Share
            (Numerator) (Denominator)   Amount    (Numerator) (Denominator)  Amount
           ----------- ------------- ---------   ----------- ------------- ---------
Net Loss   $ (454,488)   23,723,639  $  (0.02)   $ (525,752)   18,273,636  $  (0.03)


Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

No provision for taxes has been made, due to cumulative operating losses at March 31, 2000. The Company has net operating loss carryforwards of
approximately $6,000,000 which will expire in 2008 through 2019.   The net
operating losses are the only significant component of the deferred tax asset and liability. No tax benefit has been reported in the financial statements and the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Estimates

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

i. Revenue Recognition

The Company recognized media revenues upon completion of services.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

k.  Changes in Accounting Principles

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

l.  Marketable Securities

The Company has adopted the provisions of SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." In 1999, the Company received 41,667 shares of topjobs.net, plc which were valued at their trading price of $12 per share for a total valuation of $500,000. The Company classifies the shares as available for sale. Accordingly, the increase in value of $41,671 from the date the shares were received to March 31, 2000 is reflected as a separate component of stockholders' equity.

             DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
               Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999


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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:
                                                    March 31,     December 31,
                                                      2000            1999
                                                  ------------   ------------

Computer equipment                                $     43,301   $     26,142
Office equipment                                        41,286         41,286
Capital lease equipment                                  8,795          8,795
                                                  ------------   ------------
                                                        93,382         76,223
Accumulated depreciation                               (62,447)       (59,936)
                                                  ------------   ------------

                                                  $     30,935   $     16,287
                                                  ============   ============

Total depreciation expense for the three months ended March 31, 2000 and the year ended December 31, 1999 was $2,511 and $4,153, respectively.

NOTE 4 -  ACCRUED EXPENSES

Accrued expenses consisted of the following:
                                                    March 31,     December 31,
                                                      2000            1999
                                                  ------------   ------------
Accrued salaries and wages                        $     27,752   $     46,214
Federal payroll taxes payable                          151,828        140,795
State withholding and unemployment taxes payable        16,139          -
Property tax payable                                       986          -
Other accrued payable                                   18,357          -
Accrued interest payable                                94,759         86,001
Consulting fees payable                                  -             72,200
                                                  ------------   ------------

                                                  $    309,821   $    345,210

              DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:
                                                    March 31,     December 31,
                                                      2000            1999
                                                  ------------   ------------
Notes Payable - Related Parties
-------------------------------

Note payable to a family organization related
 to an officer, secured by Company stock, at
 12% per annum, payable on demand.                $    285,368   $     87,735
                                                  ------------   ------------

     Total Notes Payable - Related Parties             285,368         87,735
                                                  ------------   ------------

Convertible Debentures
----------------------

1996 convertible debentures payable to three
 individuals bearing interest at 10% per annum,
 convertible into Company stock at $0.50 per
 share. Interest and principle due on demand.          30,000          30,422

1997 convertible debentures payable to three
 individuals bearing interest at 10% per annum,
 convertible into Company stock at an average
 price of $0.375 per share. Interest and principal
 due on demand.                                         2,000          17,500

1998 convertible debentures payable to three
 individuals bearing interest at 12% per annum,
 convertible into Company stock at $0.25 per
 share.  Interest and principal due on demand.         80,000          82,000


1999 convertible debentures payable to four
 individuals bearing interest at 12% per annum,
 convertible into Company stock at an average
 price of $0.00 per share. Interest and principal
 due on demand.                                        45,045          45,045
                                                  ------------   ------------

     Total Convertible Debentures                 $   157,045    $    174,967
                                                  ------------   ------------

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES (Continued)
                                                    March 31,     December 31,
                                                      2000            1999
                                                  ------------   ------------
Current Portion Long-Term Liabilities
-------------------------------------

Notes payable to five individuals, secured by
 Company stock, at 12% per annum payable
 on demand.                                       $    151,824   $    151,824

Note payable to Company, secured by
 Company stock, at 12% per annum, payable
 by demand.                                            100,000        100,000

Note payable to individual at 10% per annum,
 secured by Company, due upon demand.                   50,000         50,000

Note payable to an individual at 30% per
 annum, secured by Company stock, due
 upon demand.                                            9,000          9,000

Note payable to an individual at 12% per
 annum, unsecured, due on demand.                       20,000          -

Note payable to Utah State University at 6%
 per annum, unsecured, with an initial payment
 of $9,000 due June 30, 1996 and thereafter monthly
 principal and interest payments of $2,852.             39,198         39,198


Overdraft payable to bank at 21%, unsecured,
 with an overdraft limit of $7,500, payable on
 demand.                                                 1,026          1,297
                                                  ------------   ------------

  Total Current Portion Long-Term Liabilities          371,048        351,319
                                                  ------------   ------------

  Total long-term liabilities                          813,461        614,021

  Less current portion long-term liabilities          (371,048)      (351,319)

  Less convertible debentures                         (157,045)      (174,967)

  Less notes payable - related parties                (285,368)       (87,735)
                                                  ------------   ------------

  Long-term liabilities                           $      -       $      -
                                                  ============   ============

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES (Continued)
                                                    March 31,     December 31,
                                                      2000            1999
                                                  ------------   ------------
  Principal maturities are as follows:

    2000                                          $    813,461   $    614,021
    2001                                                 -              -
    2002                                                 -              -
    2003                                                 -              -
    2004                                                 -              -
    2005 and thereafter                                  -              -
                                                  ------------   ------------

                                                  $    813,461   $    614,021
                                                  ============   ============

NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

During the year ended December 31, 1999, the Company advanced $18,750 to four employees. The notes receivable bear interest at 8%, are unsecured and due on demand. As of March 31, 2000, the balance due is $8,600 including principal and interest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Litigation
------------------

The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000 with the agreement or understanding that the company would repay Laservend $225,000 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's common stock at the rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance is a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884, plus prejudgment interest estimated at $28,751 in accordance with 29 U.S.C. section 1961. The Company has accrued $377,180. The trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of the Company. The Trustee has also executed liens on the computer equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of the Company. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                 Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Operating Lease Obligation
--------------------------

The Company is leasing its office space on a month-to-month basis. Rent expense for the three months ended March 31, 2000 and 1999 was $6,487 and $17,746, respectively.

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

NOTE 8 -  OTHER INCOME

In June 1998, the Company entered into a nine month research and cooperation test marketing agreement, limited to the State of Utah and the city of Houston, Texas with topjobs.net plc, a corporation located in Manchester, England. Partially as a result of securing contracts which provided net revenues to the venture of $141,000 in December 1998, the Company and PLC decided to terminate the test marketing arrangement and establish a permanent joint venture in the United States. PLC formed a Delaware corporation known as topjobs.net inc (joint venture). On February 11, 1999, the Company entered into a series of agreements with PLC, including a Stockholders' Agreement and Licensing Agreement. As an incentive for the Company to take a minority interest (49%) in the joint venture, PLC advanced $300,000 to the Company in interest free loans through March 4, 1999. Upon PLC's initial public offering, PLC paid the Company an additional $200,000, forgave the $300,000 of loans and issued to the Company 41,667 shares of PLC's ordinary shares valued at the then market price of $12 per share for total consideration of $1,000,000.

[Note the deletion of the remaining Note 8 text.]

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
During the first quarter of 2000, the Company began its transition from its relationship with topjobs.net inc. During this period, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. Because of the significant change in operating activities and revenues from 1999 to 2000, comparisons of the financial statements for the first quarters of those years may have limited significance.

Three month period ended March 31, 2000 compared to the three month period ended March 31, 1999
--------------------------------------------------------------------------
Total revenues for the quarter ended March 31, 2000 was $60,408 compared to $161,546 for the same period of 1999. This decrease was due to the operating change from advertising agency revenues from topjobs.net inc during 1999 to Internet recruiting activities in 2000. Direct costs for the three months ended March 31, 2000 were $19,846 as compared to $181,956 for three months ended March 31, 1999. The significant reduction in direct costs were primarily due to the absence of advertising related costs necessary support of topjobs.net inc's 1999 employment database activities.

For the first quarter of fiscal year 2000, operating expenses were $449,270, consisting of salaries and wages of $164,167, depreciation and amortization expenses of $2,510, and general and administrative expenses of $282,593, resulting in a loss from operations of $408,708. Total operating expenses for the same period of 1999 were $474,370, consisting of salaries and wages of $74,479, depreciation and amortization expenses of $4,153, and general and administrative expenses of $395,738, resulting in a loss from operations of $494,780. The increase in salaries and wages resulted from the return of key personnel from topjobs.net inc to DiSX to run the Company's Internet recruitment activities. The reduction in general and administrative expenses was due to lower expenses for professional services.

Total other income (expense) for the first three months of 2000 netted an expense of $(45,780) compared to an expense of $(30,972) for the first three months of 1999. Other (expense) for the periods was comprised solely of interest expense. The increase from the 1999 period to the 2000 period was due to increases in provisions for interest on contingent liabilities.

The net loss for the Company was $(454,488) in the first quarter of 2000 compared to $(525,752) for the same period of the prior year. The Company experienced a comprehensive loss $(227,945) for the three months ended March 31, 2000 compared to a comprehensive loss of $(525,752) for the same period of 1999, a reduction in the loss of 56.6% from the prior year total. The basic loss per share for the first quarter 2000 was $0.02 as compared to $0.03 for the first quarter 1999, based on the weighted average number of shares outstanding for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the first quarter of 2000, cash flows from operations, notes payable (some convertible to shares of the Company's common stock) and the issuance shares of the Company's restricted common stock were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

The Company had a working capital deficit of $(1,207,273), at March 31, 2000. The Company had a cash overdraft of $27,320 and receivables of $35,920. Cash used in operations for the quarter ended March 31, 2000 was $312,041 compared with $130,618 for the quarter ended March 31, 1999. Cash flows used in investing activities decreased to $17,159 in the first quarter 2000 compared with 95,600 in the same period prior year. The decrease was due to the absence of a property purchase in 2000. Proceeds from notes payable and convertible debentures offset the funding used in operations and investing activities and cash payments for payments on prior notes payable and convertible debentures. In addition, $17,922 of the notes payable and convertible debentures were repaid through conversion to common stock in during the first quarter of 2000.

Because the Company has an accumulated deficit of $(6,736,175), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. In fiscal year 2000, the Company continues measures to reduce cash outflow and increase working capital through proceeds from operations and the conversion of accrued liabilities and notes payable to common stock. The Company will rely on additional outside debt and equity funding as it continues its transition from advertising agency activities to Internet employment operations. The Company is currently negotiating with an outside party to provide the equity capital projected to be necessary to take the Company to a break-even status, then on to profitability.

At March 31, 2000, the Company had recorded $309,821 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 1999, accrued expenses totaled $345,210. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to pay the Utah Department of Job Force Services $2,000 monthly towards the Company's unemployment tax obligation.

During the quarter, the Company issued 2,630,164 shares of its restricted common stock. Of that total, 619,500 shares were issued for services rendered, 649,999 shares were issued to affiliates for services rendered, 549,000 shares were issued to employees for services rendered and incentive during the move from the joint venture to the Company, 241,665 shares were issued to reduce convertible debentures and related accrued interest payable, and 570,000 shares were issued to the consultant for first quarter activities.

At March 31, 2000, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $813,461 compared with $614,421 at December 31,1999. The company anticipates converting more that $300,000 of the March 31 total to equity through issuance of restricted shares of the Company's common stock during the 2nd quarter 2000.

The Company has recorded contingent liabilities, including a provision for accrued interest, totaling $377,180. These contingent liabilities relate primarily to Laservend, Inc. In January 1997, the Company entered into a "Letter Offer to Acquire" with Laservend, Inc. whereby Laservend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, Laservend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in Laservend. Laservend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884. As of December 31, 2000, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued additional interest and other contingent expenses through March 31, 2000 bringing the total contingent liability on the Laservend and Martineau matters to $377,180. During the first quarter of 2000, $17,468 has been sent to reduce the outstanding balance. As of the end of April, 2000, the Company's holding in PLC stock may be sold to help repay the judgment.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.


                          PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000.00. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section
1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee has also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intends to make payment of the judgment. As of the end of April, 2000, the Company's holding in PLC stock may be sold to help repay the judgment.

In March 2000, the Company was sued in the matter of Martineau & Company vs. Dynamic Information System & eXchange, Inc. The Company has filed an Answer. The amount claimed in the Complaint is in excess of $21,666.00. The amount claimed for accounting services is apparently $8,648.00 with the balance being accrued interest at 2% per month since March 1995. Company management does not believe that accounting services were provided by plaintiff and intends to contest the matter rigorously. Due to the recent involvement with the matter no evaluation can be made of the likelihood of an unfavorable outcome nor the range of potential loss.

                          ITEM 2.  CHANGES IN SECURITIES

In January, the Company issued restricted common stock to the following affiliates: Larry D. Heaps was issued 100,000 shares of restricted common stock for services rendered; Curtis T. Johnson was issued 399,999 shares of restricted common stock for services rendered; and Troy L. Corriveau was issued 150,000 shares of restricted common stock for services rendered.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION

     None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.
                                   [Registrant]



Dated: May 18, 2000                /S/LARRY D. HEAPS
                                   -----------------------------------
                                   President and Director