Form 10QSB
period 2000-06-30
DYNAMIC INFORMATION SYSTEM & EXCHANGE INC
filed 2000-08-21
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 28,253,299 shares of common stock, par value $0.001, as of June 30, 2000.

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

     The unaudited balance sheet of the Company as of June 30, 2000, the related audited balance sheet of the Company as of December 31, 1999; the related unaudited statements of operations and cash flows for the six month periods ended June 30,2000 and 1999; and the unaudited statements of stockholders' equity for the period from December 31, 1997 through June 30, 2000 are attached here to and incorporated herein by this reference.

     Operating results for the six months period ended June 30, 2000 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending December 31, 2000.

             DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                               Balance Sheets


                                   ASSETS
                                   ------
                                                    June 30,     December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

  Accounts receivable                             $     30,028   $        -
  Notes receivable - related parties (Note 6)            9,000         13,050
                                                  ------------   ------------

     Total Current Assets                               39,028         13,050
                                                  ------------   ------------

FIXED ASSETS - net (Notes 1 and 3)                      31,011         16,287
                                                  ------------   ------------

OTHER ASSETS

  Deposits                                              10,126         10,126
  Investment in marketable securities (Note 1)             -          315,128
  Investment in property                                95,000         95,000
                                                  ------------   ------------

     Total Other Assets                                105,126        420,254

     TOTAL ASSETS                                 $    175,165   $    449,591
                                                  ============   ============



See the accompanying footnotes to the unaudited financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                    June 30,     December 31,
                                                      2000           1999
                                                  ------------   ------------
                                                (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                  $      4,427   $     16,149
  Accounts payable                                     119,126        115,432
  Accrued expenses (Note 4)                            365,789        345,210
  Current portion - long-term liabilities (Note 5)     416,860        351,319
  Convertible debentures (Note 5)                      157,045        174,967
  Notes payable - related parties (Note 5)             225,524         87,735
                                                  ------------   ------------

     Total Current Liabilities                       1,288,771      1,090,812
                                                  ------------   ------------

LONG-TERM LIABILITIES (Note 5)                             -              -
                                                  ------------   ------------

     Total Liabilities                               1,288,771      1,090,812

COMMITMENTS AND CONTINGENCIES (Note 7)                 142,832        368,982
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized at
   $0.001 par value; no shares issued or outstanding       -              -

  Common stock; 50,000,000 shares authorized at
   $0.001 par value; 28,253,299 and 22,569,135
   shares issued and outstanding, respectively          28,353         22,569

  Additional paid-in capital                         6,275,936      5,433,887

  Other comprehensive gain (loss)                          -         (184,872)

  Accumulated deficit                               (7,560,727)    (6,281,787)
                                                  ------------   ------------

     Total Stockholders' Equity (Deficit)           (1,256,438)    (1,010,203)
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                  $    175,165   $    449,591
                                                  ============   ============

See the accompanying footnotes to the unaudited financial statements.

                    DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                 Statements of Operations
                                       (Unaudited)

                                            For the                     For the
                                        Six Months Ended          Three Months Ended
                                            June 30,                    June 30,
                                   --------------------------  --------------------------
                                       2000          1999          2000          1999
                                   ------------  ------------  ------------  ------------
REVENUES

  Agency contract revenue
   - related party                 $        -    $    802,164  $        -    $    645,618
  Other operating revenue               120,636        34,566        60,228        27,227
                                   ------------  ------------  ------------  ------------
    Total Revenues                      120,636       836,730        60,228       672,845
COST OF SALES                            39,313       839,068        19,467       654,773
                                   ------------  ------------  ------------  ------------
GROSS MARGIN                             81,323        (2,338)       40,761        18,072
                                   ------------  ------------  ------------  ------------

EXPENSES

  Salaries and wages                    298,393       152,113       134,226        84,290
  Depreciation and amortization           6,816         7,796         4,306         3,643
  General and administrative            720,819       497,675       438,226        78,142
                                   ------------  ------------  ------------  ------------
    Total Expenses                    1,026,028       657,584       576,758       166,075
                                   ------------  ------------  ------------  ------------
    Loss from Operations               (944,705)     (659,922)     (535,997)     (148,003)
                                   ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)

  Loss on sale of securities           (279,000)          -        (279,000)          -
  Interest income                           -             600           -             300
  Other expense                             -         (10,158)          -          (3,572)
  Interest expense                      (55,235)      (62,396)       (9,455)      (26,424)
  Loss on equity investment                 -        (250,795)          -        (250,795)
                                   ------------  ------------  ------------  ------------
    Total Other Income (Expense)       (334,235)     (322,749)     (288,455)     (280,491)
                                   ------------  ------------  ------------  ------------
NET (LOSS)                           (1,278,940)     (982,671)     (824,452)     (428,494)
                                   ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE GAIN (LOSS)

  Gain (loss) on valuation of
   marketable securities                184,872      (263,019)      (41,671)     (263,019)
                                   ------------  ------------  ------------  ------------
    Total Other Comprehensive Gain      184,872      (263,019)      (41,671)     (263,019)
                                   ------------  ------------  ------------  ------------
NET COMPREHENSIVE (LOSS)           $ (1,094,068) $ (1,245,690) $   (866,123) $   (691,531)
                                   ============  ============  ============  ============
BASIC (LOSS) PER SHARE             $      (0.05) $      (0.05) $      (0.04) $      (0.02)
                                   ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         25,192,393    18,643,974    25,192,393    19,673,784
                                   ============  ============  ============  ============

</TABLE

See the accompanying footnotes to the unaudited financial statements.

                  DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                      Statements of Stockholders' Equity (Deficit)


                                                                                  Total
                                                         Additional      Other                 Stockholders'
                                        Common Stock       Paid-in  Comprehensive  Accumulated    Equity
                                     Shares     Amount     Capital       Loss        Deficit     (Deficit)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, December 31,
  1997                            12,922,848 $   12,921  $3,286,813 $        -    $(4,554,021) $(1,254,287)

Common stock issued for services
 rendered at $0.30 per share         385,500        386     116,438          -            -        116,824

Conversion of debentures and
 interest payable to common
 stock at $0.24 per share          2,562,813      2,563     618,350          -            -        620,913

Conversion of notes and interest
 payable at $0.21 per share          875,608        877     179,411          -            -        180,288

Net loss for the year ended
 December 31, 1998                       -          -           -            -     (1,373,142)  (1,373,142)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, December 31, 1998        16,746,769     16,747   4,201,012          -     (5,927,163)  (1,709,404)

Common stock issued for services
 $0.23 per share                   2,737,378      2,737     751,819          -            -        754,556

Conversion of debentures and
 payable to common stock at $0.25
 per share                         2,006,503      2,007     501,270          -            -        503,277

Conversion of notes and interest
 payable to common stock at $0.27
 per share                         1,033,985      1,034     278,830          -            -        279,864

Cancellation of common stock        (295,500)      (296)   (393,704)         -            -       (394,000)

Common stock issued for property
 at $0.22 per share                  340,000        340      94,660          -            -         95,000

Loss on valuation of marketable
 securities                              -          -           -       (184,872)         -       (184,872)

Net loss for the year ended
 December 31, 1999                       -          -           -            -       (354,624)    (354,624)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, December 31, 1999        22,569,135 $   22,569  $5,433,887 $  (184,872)  $(6,281,787) $(1,010,203)
                                  ---------- ----------  ---------- ------------  ------------ ------------



See the accompanying footnotes to the unaudited financial statements.

                     DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                   Total
                                                        Additional      Other                 Stockholders'
                                        Common Stock       Paid-in  Comprehensive  Accumulated    Equity
                                     Shares     Amount     Capital       Loss        Deficit     (Deficit)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, December 31, 1999        22,569,135 $   22,569  $5,433,887 $  (184,872)  $(6,281,787) $(1,010,203)

Common stock issued for
 services at $0.18 per
 share (unaudited)                 2,986,099      2,986     529,726         -             -        532,712

Common stock issued for
 debt at $0.11 per
 share (unaudited)                 2,798,065      2,798     312,323         -             -        315,121

Gain on valuation at marketable
 securities (unaudited)                  -          -           -       184,872           -        184,872

Net loss for the six months ended
 June 30, 2000 (unaudited)               -          -           -           -      (1,278,940)  (1,278,940)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, June 30, 2000
 (unaudited)                      28,253,299 $   28,353  $6,275,936 $       -     $(7,560,727) $(1,256,438)
                                  ========== ==========  ========== ============  ============ ============


See the accompanying footnotes to the unaudited financial statements.

                     DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                                  Statements of Cash Flows
                                        (Unaudited)

                                                      For the                     For the
                                                  Six Months Ended          Three Months Ended
                                                      June 30,                    June 30,
                                             --------------------------  --------------------------
                                                 2000          1999          2000          1999
                                             ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (1,278,940) $   (982,671) $   (824,452) $   (428,494)
 Adjustments to reconcile net loss to net
  cash flows used by operating activities:
   Depreciation and amortization                    6,816         7,796         4,305         3,643
   Common stock issued for services               532,712       342,274       318,200           -
   Disposition of marketable securities           279,000           -         279,000           -
   Loss on equity investment                          -         250,305           -         250,305
  Changes in operating assets and liabilities
   (Increase) decrease in accounts
     receivable                                   (30,028)      (49,371)       (2,708)     (150,018)
   (Increase) decrease in accounts
     receivable - related party                     4,050       (10,566)         (400)        8,029
   (Increase) decrease in deposits                    -             -           2,831           -
   (Increase) decrease in prepaids and
     other assets                                     -         (10,496)          -          (7,896)
   Increase (decrease) in cash
     overdraft                                    (11,722)       (1,651)      (17,922)        4,363
   Increase (decrease) in commitments and
     contingencies                               (226,150)          -        (234,348)          -
   Increase (decrease) in
     accounts payable                               3,694       176,201        21,564       130,914
   Increase (decrease) in
     accrued expenses                              20,579       (39,363)       55,968       (21,902)
   Increase (decrease) in
     deferred revenue                                 -         873,000           -             -
                                             ------------  ------------  ------------  ------------
     Net Cash Flows (Used)
      by Operating Activities                    (699,989)      555,458      (397,962)     (211,056)
                                             ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in marketable securities                 -        (500,000)          -             -
  Payments to equity investee                         -        (250,305)          -             -
  Purchase of fixed assets                        (21,540)       (1,200)       (4,381)         (600)
  Proceeds from sale of securities                221,000           -         221,000           -
                                             ------------  ------------  ------------  ------------
     Net Cash Flows (Used)
      by Investing Activities                     199,460      (751,505)      216,619          (600)
                                             ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable and
   convertible debentures                         (17,922)     (622,038)          -         (97,230)
  Proceeds from notes payable and
   convertible debentures                         518,451       818,085       181,343       300,000
                                             ------------  ------------  ------------  ------------
     Net Cash Flows Provided by
      Financing Activities                   $    500,529  $    196,047  $    181,343  $    202,770
                                             ------------  ------------  ------------  ------------

See the accompanying footnotes to the unaudited financial statements.

                    DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                            Statements of Cash Flows (Continued)
                                        (Unaudited)


                                                      For the                     For the
                                                  Six Months Ended          Three Months Ended
                                                      June 30,                    June 30,
                                             --------------------------  --------------------------
                                                 2000          1999          2000          1999
                                             ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH              $        -    $        -    $        -    $     (8,886)

CASH AT BEGINNING OF PERIOD                           -             -             -           8,886
                                             ------------  ------------  ------------  ------------
CASH AT END OF PERIOD                        $        -    $        -    $        -    $        -
                                             ============  ============  ============  ============

CASH PAID DURING THE YEAR FOR:

  Interest                                   $         45  $     32,867  $        -    $     14,587
  Income taxes                               $        -    $        -    $        -    $        -

NON-CASH TRANSACTIONS

  Debentures converted to
   common stock                              $     17,922  $    190,971  $        -    $    182,145
  Interest converted to
   common stock                              $     33,321  $     35,035  $     15,047  $     35,035
  Common stock issued for
   notes payable                             $    300,074  $    257,124  $    216,524  $    257,124
  Common stock issued for
   accrued wages                             $        -    $    119,312  $        -    $     76,950
  Common stock issued for property           $        -    $     95,000  $        -    $        -
  Common stock issued for services           $    532,712  $    342,274  $    318,200  $        -




See the accompanying footnotes to the unaudited financial statements.

               DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                      Notes to the Financial Statements
                     June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Dynamic Information System & eXchange, Inc. (DiSX) (the Company). The Company was incorporated in the State of Utah on March 20, 1987.

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

Effective September 30, 1999, the Company and it's subsidiary merged with DISX being the surviving entity.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a calendar year end.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share (Continued)

                  For the Six Months Ended           For the Six Months Ended
                       June 30, 2000                      June 30, 1999
           -----------------------------------  -----------------------------------
               Loss        Shares    Per-Share     Loss        Shares     Per-Share
            (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
           ------------ ------------ ---------  ----------- ------------- ---------
           $(1,278,940)  25,192,393  $(0.05)    $ (982,671)   18,643,974   $(0.05)


                 For the Three Months Ended         For the Three Months Ended
                       June 30, 2000                      June 30, 1999
           -----------------------------------  -----------------------------------
                Loss       Shares    Per-Share     Loss        Shares     Per-Share
            (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
           ------------ ------------ ---------  ----------- ------------- ---------
            $ (824,452)   25,192,393  $(0.04)   $ (428,494)   19,673,384   $ (0.02)

Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

No provision for taxes has been made, due to cumulative operating losses at June 30, 2000. The Company has net operating loss carryforwards of
approximately $4,317,000 which will expire in 2008 through 2020.   The net
operating losses are the only significant component of the deferred tax asset and liability. No tax benefit has been reported in the financial statements and the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                 DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                         Notes to the Financial Statements
                        June 30, 2000 and December 31, 1999


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

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $455 and $47,535 for the six months ended June 30, 2000 and 1999, respectively.

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

l.  Marketable Securities

The Company has adopted the provisions of SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." In 1999, the Company received 41,667 shares of topjobs.net, plc which were valued at their trading price of $12 per share for a total valuation of $500,000. The Company classified the shares as available for sale. The securities were sold for $221,000 with a realized loss of $279,000 being recognized in the six months ended June 30, 2000. (See Note 7).

m.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                 DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                         Notes to the Financial Statements
                        June 30, 2000 and December 31, 1999


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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

                                            June 30,                   December 31,
                                              2000                         1999
                                          ------------                 ------------
                                           (Unaudited)
     Computer equipment                   $     47,682                 $     26,142
     Office equipment                           41,286                       41,286
     Capital lease equipment                     8,795                        8,795
                                          ------------                 ------------
                                                97,763                       76,223
     Accumulated depreciation                  (66,752)                     (59,936)
                                          ------------                 ------------
                                          $     31,011                 $     16,287
                                          ============                 ============


Total depreciation expense for the six months ended June 30, 2000 and 1999 was $6,816 and $7,796, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                            June 30,                   December 31,
                                              2000                         1999
                                          ------------                 ------------
                                           (Unaudited)
     Accrued salaries and wages           $     26,060                 $     46,214
     Payroll and federal withholding
      taxes payable                            184,096                      140,795
     State withholding and unemployment
      tax payable                               24,937                          -
     Property tax payable                          986                          -
     Other accrued payable                      18,358                          -
     Accrued interest payable                  112,159                       86,001
     Consulting fees payable                       -                         72,200
                                          ------------                 ------------
                                          $    366,596                 $    345,210
                                          ============                 ============

                 DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                         Notes to the Financial Statements
                        June 30, 2000 and December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

                                                      June 30,         December 31,
                                                        2000               1999
                                                    ------------       ------------
                                                     (Unaudited)
Notes Payable - Related Parties

Note payable to a family organization related
 to an officer, secured by Company stock, at
 12% per annum, payable on demand.                  $    225,524       $     87,735
                                                    ------------       ------------
     Total Notes Payable - Related Parties               225,524             87,735
                                                    ------------       ------------

Convertible Debentures

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

1999 convertible debentures payable to four
 individuals bearing interest at 12% per annum,
 convertible into Company stock at an average
 price of $0.25 per share. Interest and principal
 due on demand.                                           45,045             45,045
                                                    ------------       ------------
     Total Convertible Debentures                   $    157,045       $    174,967
                                                    ------------       ------------


                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 -LONG-TERM LIABILITIES (Continued)

                                                      June 30,         December 31,
                                                        2000               1999
                                                    ------------       ------------
                                                     (Unaudited)
Current Portion Long-Term Liabilities
-------------------------------------

Notes payable to five individuals, secured by
 Company stock, at 12% per annum payable
 on demand.                                         $    197,824       $    151,824

Note payable to Company, secured by
 Company stock, at 12% per annum, payable
 by demand.                                              100,000            100,000

Note payable to individual at 10% per annum,
 secured by Company, due upon demand.                     50,000             50,000

Note payable to an individual at 30% per
 annum, secured by Company stock, due
 upon demand.                                              9,000              9,000

Note payable to an individual at 12% per
 annum, unsecured, due on demand.                         20,000                -

Note payable to Utah State University at 6%
 per annum, unsecured, with an initial payment
 of $9,000 due June 30, 1996 and thereafter monthly
 principal and interest payments of $2,852.               39,198             39,198

Overdraft payable to bank at 21%, unsecured,
 with an overdraft limit of $7,500, payable on
 demand.                                                     838              1,297
                                                    ------------       ------------
  Total Current Portion Long-Term Liabilities            416,860            351,319
                                                    ------------       ------------

  Total long-term liabilities                            799,429            614,021
  Less current portion long-term liabilities            (416,860)          (351,319)

  Less convertible debentures                           (157,045)          (174,967)

  Less notes payable - related parties                  (225,524)           (87,735)
                                                    ------------       ------------
  Long-term liabilities                             $        -          $       -
                                                    ============       ============

  Principal maturities are as follows:

    2000                                            $    799,429       $    614,021
    2001                                                     -                  -
    2002                                                     -                  -
    2003                                                     -                  -
    2004                                                     -                  -
    2005 and thereafter                                      -                  -
                                                    ------------       ------------
                                                    $    799,429       $    614,021
                                                    ============       ============



                  DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                         Notes to the Financial Statements
                        June 30, 2000 and December 31, 1999


NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

During the year ended December 31, 1999, the Company advanced $18,750 to four employees. The notes receivable bear interest at 8%, are unsecured and due on demand. As of June 30, 2000, the balance due is $9,000 including principal and interest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Litigation

The Company was involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), which is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint was amended alleging that the amounts advanced with interest are $273,000.00. The Company contended that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section 1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. As of June 30, 2000, the Company's holding in PLC stock was be sold to help repay the judgment, and $221,000 was credited toward the total judgment. Management intends to make payment of the balance of $142,832, shown in the financial statements at June 30, 2000 as a contingent liability.

                DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC. (DISX)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Obligation

The Company is leasing its office space on a month-to-month basis. Rent expense for the six months ended June 30, 2000 and 1999 was $31,966 and $35,492, respectively.

Consulting Agreement

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

Results of Operations
---------------------

During the second quarter of 2000, the Company continued its transition from its relationship with topjobs.net inc. During the first quarter of 2000, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. Because of the significant change in operating activities and revenues from 1999 to 2000, comparisons of the financial statements for the two quarters of those years may have limited significance.

Three month period and six month period ended June 30, 2000 compared to the three month period and six month period ended June 30, 1999
---------------------------------------------------------------------------
Total revenues for the three month period and the six month period ended June 30, 2000 were $60,228 and $120,636, respectively, compared to $672,945 and $836,730 for the same periods of 1999. This year to year decrease was due to the operating change from agency revenues from topjobs.net inc during 1999 to Internet recruiting activities in 2000. Direct costs for the three months and six months ended June 30, 2000 were $19,467 and $39,313, respectively, as compared to $654,773 for three months ended June 30, 1999 and $839,068 for the six months ended June 30, 1999. The significant reduction in direct costs was primarily due to the absence of advertising related costs necessary support of topjobs.net inc's employment database activities.

For the second quarter of fiscal year 2000, operating expenses were $576,758, consisting of salaries and wages of $134,226, depreciation and amortization expenses of $4,306, and general and administrative expenses of $438,226, resulting in a loss from operations of $535,997. Total operating expenses for the second quarter of 1999 were $166,075, consisting of salaries and wages of $84,290, depreciation and amortization expenses of $3,643, and general and administrative expenses of $78,142, resulting in a loss from operations of $148,003. For the first six months of fiscal year 2000, operating expenses were $1,026,028, consisting of salaries and wages of $298,393, depreciation and amortization expenses of $6,816, and general and administrative expenses of $720,819, resulting in a loss from operations of $944,705. Total operating expenses for the first six months of 1999 were $657,584, consisting of salaries and wages of $152,113, depreciation and amortization expenses of $7,796, and general and administrative expenses of $497,675, resulting in a loss from operations of $659,922. The increase in salaries and wages resulted from the return of key personnel from topjobs.net inc to run the Company's Internet recruitment activities. The increase in general and administrative expenses was due to higher expenses for professional services, related to public relations and business promotions provided by outside parties. See
Note 7 for the financial statements.

Total other expense for the three month period and the six month period ended June 30, 2000 netted expenses of $288,455 and $334,235 for the respective periods, compared to expenses of $280,491 and $322,749 for the same periods of 1999. Other expense for the fiscal year 2000 periods was comprised of loss on the sale of securities and interest expense. Other expense for fiscal year 1999 periods was comprised of a loss on an equity investment in topjobs.net inc and interest expense. The increase from 1999 to 2000 was due to higher losses on the year 2000 disposal of securities versus 1999's loss on the equity investment. Interest expense in half of 2000 was lower than the same periods in 1999.

The net loss for the Company was $824,452 in the second quarter of 2000 compared to $428,494 for the same period of the prior year. The net loss for the first six months of 2000 was $1,278,940 compared to $982,671 in the first six months of 1999. The Company experienced a comprehensive loss of $866,123 for the three months ended June 30, 2000 compared to a comprehensive loss of $691,531 for the same period of 1999, an increase in the loss by 25.2% from the prior year total. The comprehensive loss was $1,094,068 for the six months ended June 30, 2000 compared to $1,245,690 for the same period of 1999. The basic loss per share for the second quarter 2000 was $0.04 as compared to $0.02 for the second quarter 1999, based on the weighted average number of shares outstanding for the respective periods. The basic loss per share was $0.05 during the first half of 2000, unchanged from the 1999 first half loss per share.

Liquidity and Capital Resources
-------------------------------

During the first two quarters of 2000, cash flows from operations, notes payable (some convertible to shares of the Company's common stock) and the issuance shares of the Company's restricted common stock were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

The Company had a working capital deficit of $1,249,743, at June 30, 2000.
The Company had a cash overdraft of $4,427 and receivables of $39,028. Cash used in operating activities was $397,962 for the quarter ended June 30, 2000 and $699,989 for the six months ended June 30, 2000. In 1999, cash used in operating activities was $211,056 during the first quarter while $555,458 cash was derived from operating activities during the first half of that fiscal year. Net cash flows proceeding from investing activities were to $216,619 in the first quarter 2000 and $199,460 in the first half of 2000. In 1999, cash used by investing activities was $600 in the first quarter and $751,505 in the first half of the year. The year to year change in the six month totals resulted primarily from $221,000 in proceeds from the disposal of securities in 2000 compared with funds used relative to topjobs.net inc activities in the prior year. During the three months and six months ending one June 30, 2000, the Company received from financing activities $181,343 and $500,529, respectively. In 1999, the Company received $202,770 from financing activities during the second quarter and $196,047 during the first half of the year.

Because the Company has an accumulated deficit of $7,560,727, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. In fiscal year 2000, the Company continues measures to reduce cash outflow and increase working capital through proceeds from operations and the conversion of accrued liabilities and notes payable to common stock. The Company will rely on additional outside debt and equity funding as it continues its transition from advertising agency activities to Internet employment operations. The Company is currently negotiating with an outside party to provide the equity capital projected to be necessary to take the Company to a break-even status, then on to profitability. At this time, however, no definitive agreement for such equity capital has been reached.

At June 30, 2000, the Company had recorded $366,596 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 1999, accrued expenses totaled $345,210. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to make monthly payments to Utah Department of Workforce Services toward the Company's unemployment tax obligation.

At June 30, 2000, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $799,429 compared with $614,421 at December 31,1999. The Company hopes to convert more than $300,000 of the June 30, 2000 total to equity through issuance of restricted shares of the Company's common stock during the course of fiscal year 2000, but does not have any definitive commitments for such conversion at this time.

The Company has recorded contingent liabilities, including a provision for accrued interest, totaling $142,832. These contingent liabilities relate primarily to LaserVend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884. The Company accrued additional interest and other contingent expenses, bringing the total contingent liability to $377,180. During the second quarter of 2000, Trustee took possession of the Company's holding in PLC, and credited $221,000 toward the judgment, reducing the liability to the $142,832 shown as a contingent liability at June 30, 2000. See Note 7 to the financial statements and Part II, Item 1, Legal Proceedings.

Impact of Inflation
-------------------

The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------

The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.

                          PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

The Company was involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), which is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint was amended alleging that the amounts advanced with interest are $273,000.00. The Company contended that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section 1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. As of June 30, 2000, the Company's holding in PLC stock was be sold to help repay the judgment, and $221,000 was credited toward the total judgment. Management intends to make payment of the balance of $142,832, shown in the financial statements at June 30, 2000 as a contingent liability.

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

     None.

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

                                   DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.
                                   [Registrant]



Dated: August 18, 2000                /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director