Form 10QSB
period 2000-09-30
CAREER WORTH INC
filed 2000-11-20
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                             CAREER WORTH, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                             87-0663193
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     385 EAST 800 SOUTH, OREM, UTAH                              84004
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

                                (801) 426-4600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

            (Formerly DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.)
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 31,919,279 shares of common stock, par value $0.001, as of September 30, 2000.

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

     The unaudited balance sheet of the Company as of September 30, 2000, the related audited balance sheet of the Company as of December 31, 1999; the related unaudited statements of operations and cash flows for the nine month periods ended September 30, 2000 and 1999; and the unaudited statements of stockholders' equity for the period from December 31, 1997, through September 30, 2000, are attached here to and incorporated herein by this reference.

     Operating results for the nine months period ended September 30, 2000 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending December 31, 2000.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                                Balance Sheets


ASSETS

                                                  September 30,  December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT ASSETS

  Accounts receivable                             $     24,635   $        -
  Notes receivable - related parties (Note 6)           11,200         13,050
                                                  ------------   ------------

     Total Current Assets                               35,835         13,050
                                                  ------------   ------------


FIXED ASSETS - net (Notes 1 and 3)                      26,847         16,287
                                                  ------------   ------------

OTHER ASSETS

  Deposits                                              10,126         10,126
  Investment in marketable securities (Note 1)             -          315,128
  Investment in property                                95,000         95,000
                                                  ------------   ------------

     Total Other Assets                                105,126        420,254
                                                  ------------   ------------

     TOTAL ASSETS                                 $    167,808   $    449,591
                                                  ============   ============






















See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,  December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                  $      9,136   $     16,149
  Accounts payable                                      95,949        115,432
  Accrued expenses (Note 4)                            385,699        345,210
  Current portion - long-term liabilities (Note 5)     453,864        351,319
  Convertible debentures (Note 5)                      233,495        174,967
  Notes payable - related parties (Note 5)             233,225         87,735
                                                  ------------   ------------

     Total Current Liabilities                       1,411,368      1,090,812
                                                  ------------   ------------

LONG-TERM LIABILITIES (Note 5)                             -              -
                                                  ------------   ------------

     Total Liabilities                               1,411,368      1,090,812
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                 155,816        368,982
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized
   at $0.001 par value; no shares issued or
   outstanding                                             -              -
  Common stock; 50,000,000 shares authorized at
   $0.001 par value; 31,719,279 and 22,569,135
   shares issued and outstanding, respectively          31,719         22,569
  Additional paid-in capital                         6,507,228      5,433,887
  Other comprehensive gain (loss)                          -         (184,872)
  Accumulated deficit                               (7,938,323)    (6,281,787)
                                                  ------------   ------------

     Total Stockholders' Equity (Deficit)           (1,399,376)    (1,010,203)
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                 $     167,808   $    449,591
                                                  ============   ============







See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                          Statements of Operations
                                 (Unaudited)

                                                  For the                     For the
                                             Nine Months Ended          Three Months Ended
                                                September 30,                September 30,
                                          --------------------------  --------------------------
                                              2000          1999          2000          1999
                                          ------------  ------------  ------------  ------------
REVENUES

  Agency contract revenue - related party $        -    $  1,580,539  $        -    $    778,375
  Other operating revenue                      144,823        47,758        24,187        13,192
                                          ------------  ------------  ------------  ------------

    Total Revenues                             144,823     1,628,297        24,187       791,567

COST OF SALES                                   51,535     1,495,995        12,222       656,927
                                          ------------  ------------  ------------  ------------

GROSS MARGIN                                    93,288       132,302        11,965       134,640
                                          ------------  ------------  ------------  ------------

EXPENSES

  Salaries and wages                           375,426       223,412        77,033        71,299
  Depreciation and amortization                 10,979        11,806         4,163         4,010
  General and administrative                   993,324       584,927       272,505        87,252
                                          ------------  ------------  ------------  ------------

    Total Expenses                           1,379,729       820,145       353,701       162,561
                                          ------------  ------------  ------------  ------------

    Loss from Operations                    (1,286,441)     (687,843)     (341,736)      (27,921)
                                          ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)

  Loss on sale of securities                  (279,000)          -             -             -
  Interest income                                  -             660           -              60
  Other expense                                    -         (10,493)          -            (335)
  Interest expense                             (91,095)      (92,026)      (35,860)      (29,140)
  Loss on equity investment                        -        (375,728)          -        (125,423)
                                          ------------  ------------  ------------  ------------

    Total Other Income (Expense)              (370,095)     (477,587)      (35,860)     (154,838)
                                          ------------  ------------  ------------  ------------

NET (LOSS)                                  (1,656,536)   (1,165,430)     (377,596)     (182,759)
                                          ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE GAIN (LOSS)

  Gain (loss) on valuation of marketable
   securities                                  184,872      (247,573)          -          15,446
                                          ------------  ------------  ------------  ------------

    Total Other Comprehensive Gain             184,872      (247,573)          -          15,446
                                          ------------  ------------  ------------  ------------

NET COMPREHENSIVE (LOSS)                  $ (1,471,664) $ (1,413,003) $   (377,596) $   (167,313)
                                          ============  ============  ============  ============

BASIC (LOSS) PER SHARE                    $      (0.06) $      (0.06)  $     (0.01)  $     (0.01)
                                          ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                25,566,816    18,875,986    25,438,900       19,673,784
                                          ============  ============  ============  ============
</TABLE
See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC..
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                  Statements of Stockholders' Equity (Deficit)


                                                                                  Total
                                                         Additional      Other                 Stockholders'
                                        Common Stock       Paid-in  Comprehensive  Accumulated    Equity
                                     Shares     Amount     Capital       Loss        Deficit     (Deficit)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, December 31, 1998        16,746,769     16,747   4,201,012          -     (5,927,163)  (1,709,404)

Common stock issued for services
 $0.23 per share                   2,737,378      2,737     751,819          -            -        754,556

Conversion of debentures and
 payable to common stock at $0.25
 per share                         2,006,503      2,007     501,270          -            -        503,277

                                   Conversion of notes and interest
 payable to common stock at $0.27
 per share                         1,033,985      1,034     278,830          -            -        279,864

Cancellation of common stock        (295,500)      (296)   (393,704)         -            -       (394,000)

Common stock issued for property
 at $0.22 per share                  340,000        340      94,660          -            -         95,000

Loss on valuation of marketable
 securities                              -          -           -       (184,872)         -       (184,872)

Net loss for the year ended
 December 31, 1999                       -          -           -            -       (354,624)    (354,624)
                                  ---------- ----------  ---------- ------------  ------------  ------------
Balance, December 31, 1999        22,569,135 $   22,569  $5,433,887 $  (184,872)  $(6,281,787) $(1,010,203)

Common stock issued for services
 at $0.18 per share (unaudited)    5,376,099      5,376     718,536         -             -        723,912

Common stock issued for debt
 at $0.11 per share (unaudited)    3,774,045      3,774     354,805         -             -        358,579

Gain on valuation at marketable
 securities (unaudited)                  -          -           -       184,872           -        184,872

Net loss for the nine months ended
 September 30, 2000 (unaudited)          -          -           -           -      (1,656,536)  (1,656,536)
                                  ---------- ----------  ---------- ------------  ------------ ------------
Balance, September 30, 2000
 (unaudited)                      31,719,279 $   31,719  $6,507,228 $       -      (7,938,323) $(1,399,376)
                                  ========== ==========  ========== ============  ============ ============













See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                           Statements of Cash Flows
                                 (Unaudited)

                                                      For the                     For the
                                                  Six Months Ended          Three Months Ended
                                                      June 30,                    June 30,
                                             --------------------------  --------------------------
                                                 2000          1999          2000          1999
                                             ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $ (1,656,536) $ (1,165,430) $   (377,596) $   (182,759)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                  10,979        11,806         4,163         4,010
    Common stock issued for services              723,912       348,973       191,200         6,699
    Disposition of marketable securities          279,000           -             -             -
    Loss on equity investment                         -         375,728           -         125,423
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable    (24,635)      (31,944)       5,393         17,427
    (Increase) decrease in accounts receivable -
      related party                                 1,850       (44,593)      (2,200)       (34,027)
    (Increase) decrease in prepaids and other
      assets                                          -         (60,132)         -          (49,636)
    Increase (decrease) in cash overdraft          (7,013)       (2,153)       4,709           (502)
    Increase (decrease) in commitments and
      contingencies                              (213,166)          -         12,984            -
    Increase (decrease) in accounts payable       (19,481)      245,275      (23,175)        69,074
    Increase (decrease) in accrued expenses        40,524       (20,991)      19,945         18,372
    Increase (decrease) in deferred revenue           -         373,000          -              -
                                             ------------  ------------  ------------  ------------
      Net Cash Flows (Used) by
       Operating Activities                      (864,566)       29,539     (164,577)       (25,919)
                                             ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payments to equity investee                         -        (375,728)         -         (125,423)
  Purchase of fixed assets                        (21,540)       (3,946)         -           (2,746)
  Proceeds from sale of securities                221,000           -            -              -
                                             ------------  ------------  ------------  ------------
      Net Cash Flows (Used) by
       Investing Activities                       199,460      (379,674)         -         (128,169)
                                             ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on notes payable and convertible
   debentures                                     (17,922)     (640,950)         -          (18,912)
  Proceeds from notes payable and convertible
   debentures                                     683,028       991,085      164,577        173,000
                                             ------------  ------------  ------------  ------------
      Net Cash Flows Provided by Financing
       Activities                            $    665,106  $    350,135  $   164,577   $    154,088
                                             ------------  ------------  ------------  ------------









See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.))
                        Statements of Cash Flows (Continued)
                                (Unaudited)


                                                      For the                     For the
                                                  Six Months Ended          Three Months Ended
                                                      June 30,                    June 30,
                                             --------------------------  --------------------------
                                                 2000          1999          2000          1999
                                             ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH              $       -     $       -     $       -     $       -

CASH AT BEGINNING OF PERIOD                          -             -             -             -
                                             ------------  ------------  ------------  ------------
CASH AT END OF PERIOD                        $       -     $       -     $       -     $       -
                                             ============  ============  ============  ============

CASH PAID DURING THE YEAR FOR:

  Interest                                   $        45   $    32,867   $       -     $    14,587
  Income taxes                               $       -     $       -     $       -     $       -

NON-CASH TRANSACTIONS

  Debentures converted to common stock       $    17,922   $   491,471   $       -     $   300,500
  Interest converted to common stock         $    33,321   $    35,035   $    15,047   $    35,035
  Common stock issued for notes payable      $   300,074   $   257,124   $   216,524   $   257,124
  Common stock issued for accrued wages      $       -     $   119,312   $       -     $    76,950
  Common stock issued for property           $       -     $    95,000   $       -     $       -
  Common stock issued for services           $   723,912   $   348,973   $   191,200   $     6,699
  Acquisition of securities                  $       -     $   500,000   $       -     $       -



























See the accompanying footnotes to the unaudited financial statements.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


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

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share (Continued)

                  For the Six Months Ended           For the Six Months Ended
                     September 30, 2000                 September 30, 1999
           -----------------------------------  -----------------------------------
               Loss        Shares    Per-Share     Loss        Shares     Per-Share
            (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
           ------------ ------------ ---------  ----------- ------------- ---------
           $(1,471,664)   25,566,816 $   (0.06) $(1,413,003)   18,875,986 $   (0.06)


                 For the Three Months Ended         For the Three Months Ended
                     September 30, 2000                 September 30, 1999
           -----------------------------------  -----------------------------------
                Loss       Shares    Per-Share     Loss        Shares     Per-Share
            (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
           ------------ ------------ ---------  ----------- ------------- ---------
           $  (377,596)   25,438,900 $  (0.01)  $  (167,313)   19,673,784 $   (0.01)

Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

No provision for taxes has been made, due to cumulative operating losses at September 30, 2000. The Company has net operating loss carryforwards of
approximately $4,500,000 which will expire in 2008 through 2020.   The net
operating losses are the only significant component of the deferred tax asset and liability. No tax benefit has been reported in the financial statements and the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


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

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $455 and $64,934 for the nine months ended September 30, 2000 and 1999, respectively.

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

l.  Marketable Securities

The Company has adopted the provisions of SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." In 1999, the Company received 41,667 shares of topjobs.net plc which were valued at their trading price of $12 per share for a total valuation of $500,000. The Company classified the shares as available for sale. The securities were disposed for $221,000 with a realized loss of $279,000 being recognized in the nine months ended September 30, 2000 (see Note 7).

m.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

                                          September 30,                December 31,
                                              2000                         1999
                                          ------------                 ------------
                                           (Unaudited)
     Computer equipment                   $     47,682                 $     26,142
     Office equipment                           41,286                       41,286
     Capital lease equipment                     8,795                        8,795
                                          ------------                 ------------
                                                97,763                       76,223
     Accumulated depreciation                  (70,916)                     (59,936)
                                          ------------                 ------------
                                          $     26,847                 $     16,287
                                          ============                 ============


Total depreciation expense for the nine months ended September 30, 2000 and 1999 was $10,979 and $11,806, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                          September 30,                December 31,
                                              2000                         1999
                                          ------------                 ------------
                                           (Unaudited)
Accrued salaries and wages                $     21,993                 $     46,214
Payroll and federal withholding
 taxes payable                                 192,972                      140,795
State withholding and unemployment
 tax payable                                    25,332                          -
Property tax payable                               986                          -
Other accrued payable                           18,358                          -
Accrued interest payable                       126,058                       86,001
Consulting fees payable                            -                         72,200
                                          ------------                 ------------
                                          $    385,699                 $    345,210
                                          ============                 ============

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:

                                                    September 30,      December 31,
                                                        2000               1999
                                                    ------------       ------------
                                                     (Unaudited)
Notes Payable - Related Parties
-------------------------------

Note payable to a family organization related
 to an officer, secured by Company stock, at
 12% per annum, payable on demand.                  $    233,225       $     87,735
                                                    ------------       ------------
    Total Notes Payable - Related Parties                233,225             87,735
                                                    ------------       ------------

Convertible Debentures

1996 convertible debentures payable to three
 individuals bearing interest at 10% per annum,
 convertible into Company stock at $0.50 per
 share. Interest and principle due on demand.             30,000             30,422

1997 convertible debentures payable to three
 individuals bearing interest at 10% per annum,
 convertible into Company stock at an average
 price of $0.375 per share. Interest and principal
 due on demand.                                            2,000             17,500

1998 convertible debentures payable to three
 individuals bearing interest at 12% per annum,
 convertible into Company stock at $0.25 per
 share.  Interest and principal due on demand.            80,000             82,000

1999 convertible debentures payable to four
 individuals bearing interest at 12% per annum,
 convertible into Company stock at an average
 price of $0.25 per share. Interest and principal
 due on demand.                                           45,045             45,045


2000 convertible debentures payable to three
 individuals bearing interest at 12% per annum,
 convertible into Company common stock at
 an average price of $0.25 per share.  Interest
 and principal due on demand.                             76,450                -
                                                    ------------       ------------
     Total Convertible Debentures                   $    233,495       $    174,967
                                                    ------------       ------------


                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


NOTE 5 -LONG-TERM LIABILITIES (Continued)

                                                    September 30,      December 31,
                                                        2000               1999
                                                    ------------       ------------
                                                     (Unaudited)
Current Portion Long-Term Liabilities
-------------------------------------

Notes payable to five individuals, secured by
 Company stock, at 12% per annum payable
 on demand.                                         $    234,966       $   151,824

Note payable to Company, secured by
 Company stock, at 12% per annum, payable
 by demand.                                              100,000           100,000

Note payable to individual at 10% per annum,
 secured by Company, due upon demand.                     50,000            50,000

Note payable to an individual at 30% per
 annum, secured by Company stock, due
 upon demand.                                              9,000             9,000

Note payable to an individual at 12% per
 annum, unsecured, due on demand.                         20,000               -

Note payable to Utah State University at 6%
 per annum, unsecured, with an initial payment
 of $9,000 due June 30, 1996 and thereafter monthly
 principal and interest payments of $2,852.               39,198            39,198

Overdraft payable to bank at 21%, unsecured,
 with an overdraft limit of $7,500, payable on
 demand.                                                     700             1,297
                                                    ------------       ------------

  Total Current Portion Long-Term Liabilities            453,864           351,319
                                                    ------------       ------------

  Total long-term liabilities                            865,838           614,021

  Less current portion long-term liabilities            (399,118)         (351,319)

  Less convertible debentures                           (233,495)         (174,967)

  Less notes payable - related parties                  (233,225)          (87,735)
                                                    ------------       ------------

  Long-term liabilities                             $        -         $       -
                                                    ============       ============



                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999

NOTE 5 - LONG-TERM LIABILITIES (Continued)
                                                  September 30,  December 31,
                                                      2000           1999
                                                  ------------   ------------
                                                   (Unaudited)
        Principal maturities are as follows:

            2000                                  $    865,838   $    614,021
            2001                                           -              -
            2002                                           -              -
            2003                                           -              -
            2004                                           -              -
            2005 and thereafter                            -              -
                                                  ------------   ------------
                                                  $    865,838   $    614,021
                                                  ============   ============


NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

During the year ended December 31, 1999, the Company advanced $18,750 to four employees. The notes receivable bear interest at 8%, are unsecured and due on demand. As of September 30, 2000, the balance due is $11,200 including principal and interest.

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

                              CAREER WORTH, INC.
            (Formerly DYNAMIC INFORMATION SYSTEM & eXCHANGE, INC.)
                      Notes to the Financial Statements
                  September 30, 2000 and December 31, 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intends to make payment of the judgment. The Company deposited the topjobs.net plc stock with the court against the liability during the first quarter. During the second quarter, the trustee paid $221,000 against the liability.

Operating Lease Obligation
--------------------------

The Company is leasing its office space on a month-to-month basis. Rent expense for the nine months ended September 30, 2000 and 1999 was $51,228 and $44,514, respectively.

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

NOTE 9 -SUBSEQUENT EVENT

On October 20, 2000, the Company merged with a new entity called Career Worth, Inc. (CW), whose purpose was to redomicile the Company from Utah to Nevada.
As a result of the merger, the surviving entity became Career Worth, Inc. and the Company's domicile changed from Utah to Nevada. CW was a brand new company with no operations, assets, or liabilities, and was incorporated on September 22, 2000 in the State of Nevada.

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

Results of Operations
---------------------

During the third quarter of 2000, the Company continued its transition from its relationship with topjobs.net inc. During the first quarter of 2000, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. Because of the significant change in operating activities and revenues from 1999 to 2000, comparisons of the financial statements for the two quarters of those years may have limited significance.

Three month period and nine month period ended September 30, 2000 compared to the three month period and nine month period ended September 30, 1999
-----------------------------------------------------------------------------
Total revenues for the three month period and the nine month period ended September 30, 2000 were $24,187 and $144,823, respectively, compared to $791,567 and $1,628,297 for the same periods of 1999. This year to year decrease was due to the operating change from agency revenues from topjobs.net inc during 1999 to Internet recruiting activities in 2000. Direct costs for the three months and nine months ended September 30, 2000 were $12,222 and $51,535, respectively, as compared to $656,927 for three months ended September 30, 1999 and $1,495,995 for the nine months ended September 30, 1999. The significant reduction in direct costs were primarily due to the absence of advertising related costs necessary support of topjobs.net inc's employment database activities.

For the third quarter of fiscal year 2000, operating expenses were $353,701, consisting of salaries and wages of $77,033, depreciation and amortization expenses of $4,163, and general and administrative expenses of $272,505, resulting in a loss from operations of $341,736. Total operating expenses for the third quarter of 1999 were $162,561, consisting of salaries and wages of $71,299, depreciation and amortization expenses of $4,010, and general and administrative expenses of $87,252, resulting in a loss from operations of $27,927. For the first nine months of fiscal year 2000, operating expenses were $1,379,729, consisting of salaries and wages of $375,426, depreciation and amortization expenses of $10,979, and general and administrative expenses of $993,324 resulting in a loss from operations of $1,286,441. Total operating expenses for the first nine months of 1999 were $820,145, consisting of salaries and wages of $223,412, depreciation and amortization expenses of $11,806, and general and administrative expenses of $584,927, resulting in a loss from operations of $687,843. The increase in salaries and wages resulted from the return of key personnel from topjobs.net inc to run the Company's

Internet recruitment activities. The increase in general and administrative expenses was due to higher expenses for professional services.

Total other expense for the three month period and the nine month period ended September 30, 2000 netted expenses of $35,860 and $370,095 for the respective periods, compared to expenses of $154,838 and $477,587 for the same periods of 1999. Other expense for the third quarter of 2000 was due to interest expense. Other expense for the nine month period ended September 30, 2000 periods was comprised of loss on the sale of securities and interest expense. Other expense for nine month period of fiscal year 1999 was comprised of a loss on an equity investment in topjobs.net inc and interest expense. The increase from 1999 to 2000 was due to higher losses on the year 2000 disposal of securities versus 1999's loss on the equity investment. Interest expense for the first nine months of 2000 was about the same as the same periods of 1999.

The net loss for the Company was $377,596 in the third quarter of 2000 compared to $182,759 for the same period of the prior year. The net loss for the first nine months of 2000 was $1,656,536 compared to $1,165,430 in the first nine months of 1999. The Company experienced a comprehensive loss of $377,596 for the three months ended September 30, 2000 compared to a comprehensive loss of $167,313 for the same period of 1999. The comprehensive loss was $1,471,664 for the nine months ended September 30, 2000 compared to $1,413,003 for the same period of 1999, an increase of 4.2% from the prior
year loss.   The basic loss per share for the third quarter 2000 was $0.01 as compared to $0.01 for the third quarter 1999, based on the weighted average number of shares outstanding for the respective periods. The basic loss per share was $0.06 during the first nine months of 2000, unchanged from the 1999 loss per share for the same period.

Liquidity and Capital Resources
-------------------------------

During the first three quarters of 2000, cash flows from operations, notes payable (some convertible to shares of the Company's common stock) and the issuance shares of the Company's restricted common stock were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

The Company had a working capital deficit of $1,375,533, at September 30, 2000. The Company had a cash overdraft of $9,136 and receivables of $35,835. Cash used in operating activities was $164,577 for the quarter ended September 30, 2000 and $864,566 for the nine months ended September 30, 2000. In 1999, cash used in operating activities was $25,919 during the third quarter while $29,539 cash was derived from operating activities during the first nine months of that fiscal year. Net cash flows proceeding from investing activities were to $0 in the third quarter 2000 and $199,460 in the three quarters of 2000. In 1999, cash used by investing activities was $128,169 in the third quarter and $379,674 in the first three quarters of the year. The year to year change in the nine month totals resulted primarily from $221,000 in proceeds from the disposal of securities in 2000 compared with funds used relative to topjobs.net inc activities in the prior year. During the three months and nine months ending September 30, 2000, the Company received from financing activities $164,577 and $683,028 respectively. In 1999, the Company received $154,088 from financing activities during the third quarter and $350,135 during the first nine months of the year.

Because the Company has an accumulated deficit of $7,938,232, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. In fiscal year 2000, the Company continues measures to reduce cash outflow and increase working capital through proceeds from operations and the conversion of accrued liabilities and notes payable to common stock. The Company will rely on additional outside debt and equity funding as it continues its transition from advertising agency activities to Internet employment operations. The Company is currently negotiating with outside parties to provide the equity capital projected to be necessary to take the Company to a break-even status, then on the profitability, but there is no assurance that such negotiations will be successful.

At September 30, 2000, the Company had recorded $385,699 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 1999, accrued expenses totaled $345,210. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to make monthly payments to Utah Department of Workforce Services toward the Company's unemployment tax obligation.

At September 30, 2000, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $920,584 compared with $614,421 at December 31,1999. The Company anticipates converting more that $300,000 of the September 30, 2000 total to equity through issuance of restricted shares of the Company's common stock during the course of fiscal year 2000.

The Company has recorded contingent liabilities, including a provision for accrued interest, totaling $155,816. These contingent liabilities relate primarily to LaserVend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events
occurring in LaserVend.  LaserVend subsequently filed for bankruptcy.    On
July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884. As of March 31, 2000, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued additional interest and other contingent expenses through March 31, 2000 bringing the total contingent liability to $377,180. During the first quarter of 2000, $17,468 has been sent to reduce the outstanding balance. During the third quarter of 2000, Trustee took possession of the Company's holding in PLC, and credited $221,000 toward the judgment.

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

In March 2000, the Company was served with a complaint filed in Third Judicial District Court for Salt Lake County, Utah, titled in the matter of Martineau & Company vs. Dynamic Information System & eXchange, Inc. The Company has filed an Answer in May 2000 disputing the Claim. The amount claimed in the complaint is in excess of $21,666.00. The amount claimed for accounting services is apparently $8,648.00 with the balance being accrued interest at 2% per month since March 1995. Company management does not believe that accounting services were provided by plaintiff and intends to contest the matter rigorously. Due to the recent involvement with the matter no evaluation can be made of the likelihood of an unfavorable outcome nor the range of potential loss. Because of the uncertainty, no contingency amount has been included in the financial statements.

                          ITEM 2.  CHANGES IN SECURITIES

     None.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held October 19, 2000, the following five proposals were presented to and approved by the shareholders of the company. Proposal No. 1 was the Election of Board of Directors. Larry D. Heaps, Curtis

T. Johnson and Troy L. Corriveau were elected directors of the company.

Proposal No. 2 approved a change to the Bylaws of the company to permit action without a shareholders' meeting. Proposal No. 3 approved a change of domicile merger from Utah Nevada. Proposal No. 4 approved a name change of the company to Career Worth, Inc. Proposal No. 5 ratified the selection of HJ & Associates as independent auditors of the company.

The proposals were approved by a majority of the shareholders entitled to vote on the proposals.


                            ITEM 5.  OTHER INFORMATION

     None.


                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

Current Report on Form 8-K, reporting the change of domicile from Utah to Nevada, and the name change to Career Worth, Inc. was filed with the Commission on November 7, 2000.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAREER WORTH, INC.
                                   [Registrant]



Dated: November 20, 2000           /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director