Form 10KSB
period 2000-12-31
CAREER WORTH INC
filed 2001-04-17
CIK 934395

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the fiscal year ended          December 31, 2000
                                        -----------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _______________ to ______________

      Commission file number: 0-27557

                             Career Worth, Inc.
              ------------------------------------------------
             (Exact Name of registrant as specified in Charter)


              Utah                                         87-0663193
  ----------------------------                          ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


            385 East 800 South, Orem, Utah               84097-6387
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

State issuer's total consolidated revenues for the year ended December 31,
2000:   $154,367.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
     Based on the average of the bid and asked prices of the common stock at March 31, 2001, of $0.02 per share, the market value of shares held by non-affiliates (25,037,087 shares) would be approximately $500,742.

     At March 31, 2001, the Registrant has 46,647,356 shares of common stock issued and outstanding.

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

      Effective 20 Oct 2000, DiSX merged with and into Career Worth Inc.
(CWI), a Nevada corporation. CWI is the surviving corporation with its corporate offices still located at 385 Easy 800 South, Orem, Utah, 84097-6387. See Item 3 DESCRIPTION OF PROPERTY. The decision to change the name of the Company was prompted by the Companies desire to expand our operation into the recruiting market segment. A new name was more descriptive of our primary business focus, and it is believed that the name change will facilitate a better recognition in our target market segments. The decision to move our corporate domicile was prompted by requests from major potential investors to be incorporated in Nevada rather than Utah.

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

     Beginning in June 1998, the Company initiated a test marketing agreement with topjobs.net plc (hereinafter referred to as "PLC"), a corporation located in Manchester, England. Based on results of this test agreement, the two companies decided to terminate the test arrangement and establish a permanent venture in the United States. PLC formed a Delaware corporation known as topjobs.net inc., of which DiSX owned 49% and PLC owned 51%.

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

     UltimateResume.com is essentially going after the same target audience as TopJobs USA, which are corporations that have recruitment needs. The Human Resource professional's job is to find qualified job candidates. UltimateResume.com's database provides them with an additional recruiting tool. Job seekers are also a target of UltimateResume.com. The site provides several career tools to job seekers such as resume and cover letter writing. Job seekers can receive advice and help in these areas for a fee that is much more cost efficient than through other Internet Recruitment sites.

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

Management Changes
------------------
     In February 2000, Mr. Troy L. Corriveau was appointed Chief Operating Officer of the Company and effective April 3, 2000, was appointed to the Board of Directors.

Employees
---------
     As of December 31, 2000, the Company had 8 full-time employees, including 1 administrative employee, and 3 part-time employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices
-------
     The Company leases its principal executive offices in Orem, Utah. The current lease is for a space of approximately 4,262 square feet at a rate of approximately $4,300 per month. The lease agreement is on a month to month basis beginning in December 2000.

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

In November 2000, Mark Wolkos and MW Investments Marketing filed a complaint in the Superior Court of Maricopa County, Arizona against the Company for compensation relating to investor relations services. The complaint alleged compensation due for such services of $70,000 as well as stock options for 600,000 shares of stock. The Company has filed an answer denying the claims. The case is in the discovery stage. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     A shareholder meeting was held on October 20, 2000. At that meeting a formal vote of shareholders was taken on the following items with the approval of a clear majority of all shareholders: 1. Election of the Board of Directors; 2. Change of Company Name to Career Worth, Inc.; 3. Change of Domiciliary to Nevada; 4. Consents in Writing amendment to the Articles of Incorporation.

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

Fiscal Year Ended December 31, 2000                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 0.88        $ 0.05
Second Quarter                                      $ 0.73        $ 0.07
Third Quarter                                       $ 0.19        $ 0.07
Fourth Quarter                                      $ 0.11        $ 0.03

Fiscal Year Ended December 31, 1999                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 0.94        $ 0.16
Second Quarter                                      $ 0.75        $ 0.38
Third Quarter                                       $ 0.47        $ 0.25
Fourth Quarter                                      $ 0.50        $ 0.05

Fiscal Year Ended December 31, 1998                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 1.25        $ 0.06
Second Quarter                                      $ 1.63        $ 0.22
Third Quarter                                       $ 0.66        $ 0.13
Fourth Quarter                                      $ 0.44        $ 0.10

     At March 31, 2001, the Company's Common Stock High Bid and Low Bid, quoted on the OTC Bulletin Board, for the first quarter of Fiscal Year 2001 was $0.055 and $0.017, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2001, the Company has approximately 222 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
     During the first quarter of 2000, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. Due to increasing competition in Internet career advertising for employers, the Company expanded its business plan to include marketing directly to recruiters. Because of the significant change in operating activities and revenues from 1999 to 2000, comparisons of the financial statements for the two quarters of those years may have limited significance.

Year ended December 31, 2000 compared to year ended December 31, 1999
---------------------------------------------------------------------
     Total revenues for the year ended December 31, 2000 was $154,367 compared to $1,847,589 for the same period of 1999. This large decrease was due to absence agency revenues from topjobs.net inc, totaling $1,783,846. Direct costs for the year ended December 31, 2000 were $61,867 as compared to $1,553,471 for the year ended December 31, 1999. The decrease in direct costs were primarily due to advertising related costs in support of topjobs.net inc's employment database activities.

     For fiscal year 2000, operating expenses were $2,160,545, consisting of salaries and wages of $423,400, depreciation and amortization expenses of $14,572, and general and administrative expenses of $1,722,573, resulting in a loss from operations of $2,068,045. Total operating expenses for 1999 were $1,146,320, consisting of salaries and wages of $359,016, depreciation and amortization expenses of $13,433, and general and administrative expenses of $773,871, resulting in a loss from operations of $852,202. The increase in salaries and wages resulted from the addition of personnel from topjobs.net inc early in 2000which was partially offset by the departure of professional advertising personnel. The data entry staffing was kept at a minimum as management retooled the Company's business plan. The reduction in general and administrative expenses was due to increased professional services and promotional expenses.

     Total other income (expense) for fiscal 2000 netted an expense of $(373,600) compared to an income of $497,459 for fiscal 1999. During 2000, loss on the sale of securities was $(279,000), interest income was $781, and interest expense was $(95,381). The loss on the sale of securities resulted from the sale of PLC stock to partially satisfy the LaserVend bankruptcy liability. Other income in 2000 included $1,000,000 received from PLC as an incentive for the Company to take a minority position in the joint venture, topjobs.net inc; this was offset by a loss of $(400,763) that the Company contributed to the joint venture. Other income (expense) in 2000 included interest income of $700, and interest expense of $(102,459). The year to year change was due to the loss on the sale of securities, the decrease in other income and reduced interest expense.

     The net loss for the Company was $(2,441,645) in 2000 compared to $(354,624) the prior year. The Company experienced a comprehensive loss $(2,256,773) for the year ended December 31, 2000 compared to a comprehensive loss of $(539,496) for the same period of 1999, an increase of 418.3%. The basic loss per share for fiscal 2000 was $0.08 as compared to $0.02 for fiscal 1999, based on the weighted average number of shares outstanding for the respective periods.

Liquidity and Capital Resources
-------------------------------
     During 2000, cash flows from operations, notes payable (some convertible to shares of the Company's common stock) were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

     The Company had a working capital deficit of $(1,567,711), at December 31, 2000. The Company had a cash balance of $1,277 and receivables of $12,450. Cash used in operations for the year ended December 31, 2000 was $897,252 compared with $406,437 for the year ended December 31, 1999. The increase the outflow of funds used for operations was due primarily to the decreased revenues and increased general and administrative expenses that led to a significantly higher net loss and the reduction in commitments and
contingent liabilities.   Cash flows derived from investing activities was
$199,461 in 2000 compared with and outflow of $407,312 the prior year. The sale of the PLC securities and the absence of the loss from the investment in topjobs.net inc led to that change. Proceeds from notes payable and convertible debentures offset the funding used in operations. In addition, portions of the notes payable and convertible debentures were repaid through conversion to common stock in 2000.

     Because the Company has an accumulated deficit of $(8,823,432), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. During fiscal 2000, the Company continued measures to reduce cash outflow and increase working capital through proceeds from operations and the conversion of accrued liabilities and notes payable to common stock. The Company is expected to stay on the same course during 2001. The Company will rely on additional outside debt and equity funding as it transitions from advertising agency activities to Internet and non-Internet employment operations.

     At December 31, 2000, the Company had recorded $492,9477 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. Subsequent to December 31, 2000 and prior to this filing, the Company has reduced outstanding interest through issuance of restricted common stock. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service. Management has met with IRS officials to agree upon a payment schedule for past due federal taxes.
The Company continues to pay the Utah Department of Job Force Services $2,000 monthly towards the Company's unemployment tax obligation.

     At December 31, 2000, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $953,024.

     The Company has recorded contingent liabilities with related accrued interest totaling $129,847 to LaserVend, Inc. In January 1999, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently
filed for bankruptcy.    On July 31, 1999, the Trustee in bankruptcy filed a
complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The

Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 2000, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment.

Impact of Inflation
-------------------
     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
      The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.

Principal Customers
-------------------
     During the fiscal year ended December 31, 1999, the Company had one individual customer, topjobs.net inc, that accounted for 96.5% of the Company's revenues. This high percentage is largely due to the Company having transferred all of it revenue generating Internet recruiting business to the JV. With the dissolution of the JV, the revenue will again be generated through the Company and will include a variety of customers.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended December 31, 2000, and the term of office of each director of the Company.

Name                Age   Position               Director or Officer Since
----                ----  --------               -------------------------
Larry D. Heaps      52    President, Director    October 1993
Curtis T. Johnson   51    Director, CEO          October 1993 (1)
Troy L. Corriveau   52    COO, Director          April 1999
J. Robert Walz      42    Business Development   April 1999 (2)
-------------------------
(1)  Mr. Johnson was named CEO in January 2000.
(2)  Mr. Walz resigned in September 2000.

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

     Troy L. Corriveau was appointed Chief Operating Officer of the Company in February 2000 and a Director of the Company from April 2000 through Feb 2001. Prior to this appointment, he was the Vice President of Marketing/Corporate Planning for topjobs.net inc from January 1999 - 2000. From July 1997 to December 1998, Mr. Corriveau was involved with entrepreneurial activities, mainly real estate investments. During the period of July 1994 to July 1997, he served as the President of the Thailand Bangkok Mission for the Church of Jesus Christ of Latter-day Saints. Besides working with the missionary endeavors of 300 missionaries in Thailand and Cambodia, he also helped to initiate, organize and manage the humanitarian projects of the Church in Thailand, Cambodia, Burma and Laos. He has been involved in the creation and management of several service related businesses over the past 2 1/2 decades. Mr. Corriveau received his Doctor of Chiropractic degree from Palmer College of Chiropractic in 1974 and his BA degree from the University of the State of New York in 1991.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):


                                         SUMMARY COMPENSATION TABLE

                                     Annual Compensation              Long Term Compensation

                                                       Other
                                                       Annual      Restricted                          All Other
Name & Principal                                       Compen-     Stock         Options/     LTIP     Compensa-
Position                Year    Salary($)   Bonus($)   sation($)   Award($)      SARS(#)    Payout($)    tion($)
----------------        ----    ---------   --------   ---------   --------      -------    ---------   --------
Eric E. Marchant        1999    $   8,750       -           -      $55,000          -           -           -
CEO & Chairman          1998    $  96,000       -           -          -            -           -           -
Through Nov. 1999

Larry D. Heaps          2000    $  19,400       -      $  62,500       -            -           -           -
President & Director    1999    $  60,167       -           -      $82,500          -           -           -
                        1998    $  96,000       -           -          -            -           -           -

Curtis T. Johnson       2000    $     -         -      $  82,000       -            -           -           -
CEO & Chairmen (2000)   1999    $     -         -      $   1,000       -            -           -           -
                        1998    $   5,750       -           -          -            -           -           -

Troy Corriveau          2000    $  22,500       -      $  67,500    $16,250         -           -           -
COO & Director

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

Resignation of Officer and Director
-----------------------------------
     Effective Feb 2001, Troy L. Corriveau tendered his resignation as a member of the board of directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2001, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially, more than 5% of the 46,647,356 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Shareholders
-----------------------------------------------------
Title
 of     Name and Address         Amount and Nature of               Percentage
Class   Beneficial Owner         Beneficial Ownership               of Class
-----   ----------------         --------------------               ----------
Common  Larry D. Heaps            2,325,000  Direct                  4.98
        743 South 670 East        4,072,910  Indirect (1)            8.73
        Orem, Utah 84097

Common  Curtis T. Johnson         1,979,999  Direct                  4.24
        1133 East 2570 North         90,000  Indirect                0.20
        Provo, Utah 84604


Common  Troy Corriveau            1,641,692  Direct                  3.52
        1055 N. Warm Springs Rd.     40,000  Indirect                0.09
        Midway, Utah 84049

Common  Arnell Heaps              5,800,000  Direct                 12.43
        1357 East Pheasant Ridge     40,000  Indirect                0.09
        Bountiful, Utah 84010

Common  DeLynn Heaps              4,452,910  Direct (1)              9.55
        3805 North 450 West          35,000  Indirect                0.07
        Provo, Utah 84604

Common  Craig Morrison            2,774,861  Direct                  5.95
        3771 Riverwood Drive
        Provo, Utah 84604

Common  A-Z Professional Serv.    2,400,807  Direct                  5.15
        3801 South West Temple
        Salt Lake City, Utah 84115

Officers and Directors
----------------------
Title
 of     Name and Address         Amount and Nature of               Percentage
Class   Beneficial Owner         Beneficial Ownership               of Class
-----   ----------------         --------------------               ----------
Common  Larry D. Heaps                          -see above-

Common  Curtis T. Johnson                       -see above

Common  Troy Corriveau                          -see above-


        All Officers/Directors      5,946,691  Direct                12.75
        as a Group (3 Persons)      4,202,910  Indirect               9.01
                                    ---------                        -----
        Total Beneficial Ownership 10,149,601                        21.76
                                   ==========                        =====

(1) Includes 4,042,910 shares held of record by the Heaps Family Trust, an entity controlled by DeLynn Heaps, of which Larry Heaps is a beneficiary.

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

     During 2000, the Company issued restricted common stock to the following affiliates: Larry D. Heaps was issued 800,000 shares of restricted common stock for accrued salary, wages, and services rendered; Curtis Johnson was issued 799,999 shares of restricted common stock for accrued salary, wages, and services rendered; and Troy Corriveau was issued 1,050,000 shares of restricted stock for accrued salary, wages, and services rendered. A-Z Professional Services was issued 1,642,400 shares of restricted stock for services rendered. Arnell Heaps was issued 5,790,000 shares of restricted stock to convert notes payable and debentures to equity. DeLynn Heaps was issued 1,400,980 shares of restricted stock to convert notes payable to equity. Craig Morrison was issued 1,334,000 shares of restricted stock to convert notes payable and debentures to equity.

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

Transactions with Promoters
---------------------------
     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Jones, Jensen & Company                    22
Balance Sheet as of December 31, 1999                                      23
Statements of Operations for the years ended December 31, 1999 and 1998
     and from inception on April 9, 1993 through December 31, 1999         25
Statements of Stockholders' Equity                                         26
Statements of Cash Flows for the years ended December 31, 1999 and 1998
     and from inception on April 9, 1993 through December 31, 1999         28
Notes to Financial Statements                                              29

     (a) (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:
          None
     (a) (3) EXHIBITS. The following exhibits are included as part of this report:
     NONE.

     (b) Reports on Form 8-K.
          The Company filed a report on Form 8-K with the Commission on November 8, 2000 disclosing the change of domicile merger to Nevada and the name change to Career Worth, Inc.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

                           DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.

Date: April 16, 2001       By:  /S/ Larry D. Heaps, President and Director

                           By:  /S/ Curtis T. Johnson, CEO and Director

                           By:  /S/ Troy L. Corriveau, COO

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors
Career Worth, Inc.
(Formerly Dynamic Information System & eXchange, Inc.)
(A Development Stage Company)
Orem, Utah

We have audited the accompanying balance sheet of Career Worth, Inc. (formerly Dynamic Information System & eXchange, Inc.) (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception of development stage on January 1, 2000 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Career Worth, Inc. (formerly Dynamic Information System & eXchange, Inc.) (a development stage company) as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 2000 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has current liabilities in excess of current assets of $1,567,711 and has experienced significant losses for the years ended December 31, 2000 and 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2001

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                                Balance Sheet


                                    ASSETS
                                    ------

                                                                 December 31,
                                                                     2000
                                                                 ------------

CURRENT ASSETS
 Cash                                                            $      1,277
 Accounts receivable                                                    4,850
 Notes receivable - related parties (Note 6)                            7,600
                                                                 ------------
     Total Current Assets                                              13,727
                                                                 ------------

FIXED ASSETS - net (Notes 1 and 3)                               $     23,254
                                                                 ------------

OTHER ASSETS
 Deposits                                                               9,126
 Investment in property                                                95,000
                                                                 ------------
     Total Other Assets                                               104,126
                                                                 ------------


     TOTAL ASSETS                                                $    141,107
                                                                 ============






The accompanying notes are an integral part of these financial statements.

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                      Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                 December 31,
                                                                     2000
                                                                 ------------
CURRENT LIABILITIES
 Accounts payable                                                     135,467
 Accrued expenses (Note 4)                                            492,947
 Current portion - long-term liabilities (Note 5)                     456,754
 Convertible debentures (Note 5)                                      238,045
 Notes payable - related parties (Note 5)                             258,225
                                                                 ------------

     Total Current Liabilities                                      1,581,438
                                                                 ------------

LONG-TERM LIABILITIES (Note 5)                                           -
                                                                 ------------

     Total Liabilities                                              1,581,438
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                129,847
                                                                 ------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized at $0.001
   par value; no shares issued or outstanding                            -
  Common stock, 50,000,000 shares authorized at $0.001
   par value; 38,649,279 shares issued                                 38,649
  Additional paid-in capital                                        7,114,605
  Accumulated deficit                                              (8,723,432)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (1,570,178)
                                                                 ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    141,107
                                                                 ============






The accompanying notes are an integral part of these financial statements.

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                   Consolidated Statements of Operations
                                                                From Inception
                                                                Of Development
                                                                   Stage on
                                      For the Years               January 1,
                                    Ended December 31,             Through
                                  ----------------------------    December 31,
                                       2000           1999           2000
                                   ------------   ------------   ------------

SALES                              $    154,367   $  1,847,589   $    154,367

COST OF SALES                            61,867      1,553,471         61,867
                                   ------------   ------------   ------------

GROSS MARGIN                             92,500        294,118         92,500
                                   ------------   ------------   ------------

OPERATING EXPENSES

  Salaries and wages                    423,400        359,016        423,400
  Depreciation and amortization          14,572         13,433         14,572
  General and administrative          1,722,573        773,871      1,722,573
                                   ------------   ------------   ------------

     Total Operating Expenses         2,160,545      1,146,320      2,160,545
                                   ------------   ------------   ------------

     Loss from Operations            (2,068,045)      (852,202)    (2,068,045)
                                   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
  Loss on sale of securities           (279,000)          -          (279,000)
  Interest income                           781            800            781
  Other income (Note 8)                    -           599,237            -
  Interest expense                      (95,381)      (102,459)       (95,381)
                                   ------------   ------------   ------------

     Total Other Income (Expense)      (373,600)       497,578       (373,600)
                                   ------------   ------------   ------------

NET LOSS                             (2,441,645)      (354,624)    (2,441,645)
                                   ------------   ------------   ------------

OTHER COMPREHENSIVE LOSS
  Gain (loss) on valuation of
   marketable securities                184,872       (184,872)       184,872
                                   ------------   ------------   ------------
  Net Comprehensive Loss           $ (2,256,773)  $   (539,496)  $ (2,256,773)
                                   ============   ============   ============
BASIC LOSS PER SHARE               $      (0.08)  $      (0.02)
                                   ============   ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                28,762,820     19,657,952
                                   ============   ============

The accompanying notes are an integral part of these financial statements.

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                       Total
                                    Common Stock           Additional      Other                   Stockholders'
                                    ------------            Paid-in     Comprehensive Accumulated     Equity
                                   Shares      Amount       Capital         Loss         Deficit     (Deficit)
                                -----------  -----------  ------------  ------------  ------------  ------------
Balance, December 31, 1998       16,746,769   $   16,747   $ 4,201,012    $     -      $(5,927,163) $(1,709,404)

Common stock issued for services
 $0.23 per share                  2,737,378        2,737       751,819          -             -         754,556

Conversion of debentures and
 interest payable to common stock
 at $0.25  per share              2,006,503        2,007       501,270          -             -         503,277

Conversion of notes and interest
 payable to common stock at $0.27
  per share                       1,033,985        1,034       278,830          -             -         279,864

Cancellation of common stock       (295,500)        (296)     (393,704)         -             -        (394,000)

Common stock issued for property
 at $0.22 per share                 340,000          340        94,660          -             -          95,000

Loss on valuation of marketable
 securities                            -            -             -         (184,872)         -        (184,872)

Net loss for the year ended
 December 31, 1999                     -            -             -             -         (354,624)    (354,624)
                                -----------  -----------  ------------  ------------  ------------  -----------
Balance, December 31, 1999       22,569,135       22,569     5,433,887      (184,872)   (6,281,787)  (1,010,203)

Common stock issued for services
 at $0.11 per share                 954,199          954       104,008          -             -         104,962

Conversion of debentures and
 interest payable to common stock
 at $0.64 per share                   1,000            1           639          -             -             640

Conversion of accounts payable to
 common stock at $0.12 per share     94,800           95        11,255          -             -          11,350

Common stock issued for services
 at $0.20 per share                 340,000          340        67,660          -             -          68,000

Common stock issued for services
 at $0.59 per share                 421,900          422       248,499          -             -         248,921

Conversion of debentures and
 interest payable to common stock
 at $0.15 per share                 240,665          240        35,315          -                        35,555

Conversion of accounts payable to
 common stock at $0.13 per share    577,600          578        71,622          -             -          72,200

Common stock issued for services
 at $0.46 per share                 390,000          390       177,060          -             -         177,450

Balance Forward                  25,589,299    $  25,589   $ 6,149,945    $ (184,872) $ (6,281,787)  $ (291,125)
                          -----------  -----------  ------------  ------------  ------------  -----------

The accompanying notes are an integral part of these financial statements.

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                       Total
                                    Common Stock           Additional      Other                   Stockholders'
                                    ------------            Paid-in     Comprehensive Accumulated     Equity
                                   Shares      Amount       Capital         Loss         Deficit     (Deficit)
                                -----------  -----------  ------------  ------------  ------------  ------------
Balance Forward                  25,589,299   $   25,589   $ 6,149,945   $  (184,872) $ (6,281,787)  $ (291,125)

Common stock issued for services
 at $0.45 per share                 290,000          290       130,210          -             -         130,500

Conversion of notes and interest
 payable to common stock at $0.10
 per share                        1,934,000        1,934       198,441          -             -         200,375

Common stock issued for services
 at $0.30 per share                 590,000          590       176,410          -             -         177,000

Conversion of notes and interest
 payable to common stock at $0.04   800,980          801        27,233          -             -          28,034

Common stock issued for services
 at $0.14 per share                 125,000          125        17,375          -             -          17,500

Common stock issued for services
 at $0.10 per share               2,390,000        2,390       236,610          -             -         239,000

Conversion of debentures and
 interest payable to common stock
 at $0.02 per share                 810,000          810        15,590          -             -          16,400

Common stock issued for services
 at $0.05 per share                 700,000          700        30,800          -             -          31,500

Conversion of debentures and
 interest payable to common stock
 at $0.02 per share               4,170,000        4,170        94,491          -             -          98,661

Common stock issued for services
 at $0.03 per share               1,250,000        1,250        37,500          -             -          38,750

Gain on valuation of marketable
 securities                            -            -             -          184,872          -         184,872

Net loss for the year ended
 December 31, 2000                     -            -             -             -       (2,441,645)  (2,441,645)
                                -----------  -----------  ------------  ------------  ------------  -----------
Balance, December 31, 2000       38,649,279    $  38,649   $ 7,114,605     $    -      $(8,723,432) $(1,570,178)
                                ===========  ===========  ============  ============  ============  ===========


The accompanying notes are an integral part of these financial statements.

                               CAREER WORTH, INC.
              (Formerly Dynamic Information System & eXchange, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                    For the Years             January 1,
                                                   Ended December 31,          Through
                                            ----------------------------      December 31,
                                                  2000           1999            2000
                                              ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (2,441,645)  $   (354,624)  $ (2,441,645)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                   14,572         13,433         14,572
    Common stock issued for services             1,233,582        754,556      1,233,582
    Disposition of marketable securities           279,000           -           279,000
    Other income                                      -          (599,237)          -
    Common stock canceled                             -          (394,000)          -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (4,850)       114,405         (4,850)
    (Increase) decrease in accounts receivable -
      related party                                  5,450          3,074          5,450
    (Increase) decrease in prepaids and other
      assets                                         1,000         (3,600)         1,000
    Increase (decrease) in cash overdraft          (16,149)        10,135        (16,149)
    Increase (decrease) in commitments and
      contingencies                               (239,135)        28,751       (239,135)
    Increase (decrease) in accounts payable        103,585         53,253        103,585
    Increase (decrease) in accrued expenses        167,338         94,417        167,338
    Increase (decrease) in deferred revenue           -          (127,000)          -
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by
        Operating Activities                      (897,252)      (406,437)      (897,252)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments to equity investee                         -          (400,763)          -
  Purchase of fixed assets                          21,539         (6,549)        21,539
  Proceeds from sale of securities                 221,000           -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by Investing
         Activities                                199,461       (407,312)       199,461
                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable and
    convertible debentures                         (56,407)      (832,381)       (56,407)
  Proceeds from notes payable and
    convertible debentures                         755,475      1,646,130        755,475
                                              ------------   ------------   ------------

      Net Cash Flows Provided by
         Financing Activities                 $    699,068   $    813,749   $    699,068
                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH               $      1,277   $       -      $      1,277

CASH AT BEGINNING OF YEAR                             -              -              -
                                              ------------   ------------   ------------
CASH AT END OF YEAR                           $      1,277   $       -      $      1,277
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $     11,000   $     43,620   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH TRANSACTIONS
  Debentures converted to common stock        $    142,372   $    490,000   $    142,372
  Interest converted to common stock          $     19,600   $    152,065   $     19,600
  Common stock issued for notes payable       $    217,693   $    141,076   $    217,693
  Common stock issued for services            $  1,233,582   $    754,556   $  1,233,582
  Common stock issued for property            $       -      $     95,000   $       -
  Common stock issued for accounts payable    $     83,550   $       -      $     83,550

The accompanying notes are an integral part of these financial statements.

                                  CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999


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

On October 20, 2000, the Company merged with a new entity called Career Worth, Inc. (CW), whose purpose was to redomicile the Company from Utah to Nevada.
As a result of the merger, the surviving entity became Career Worth, Inc. and the Company's domicile changed from Utah to Nevada. CW was a brand new company with no operations, assets or liabilities, and was incorporated on September 22, 2000 in the State of Nevada.

On January 1, 2000, the Company was put in the development stage because of the significant reduction of revenues and the termination of the topjobs.net, Inc. (joint venture) in December 1999.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a calendar year end.

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

c.  Basic Loss Per Share (Continued)

                    For the Year Ended              For the Year Ended
                    December 31, 2000                December 31, 1999
           --------------------------------- --------------------------------
              Loss         Shares  Per-Share    Loss        Shares  Per-Share
           (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
           ----------- ------------ -------- ------------ ----------- -------
Net Loss   $(2,441,645)  28,762,820  $(0.08)   $(354,624)  19,657,952  $(0.02)

Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

At December 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $8,700,000, which will expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                    For the Years Ended
                                                        December 31,
                                                   --------------------------
                                                        2000          1999
                                                   ------------  ------------

Income tax benefit at statutory rate                 $ 927,825      $ 134,758
Change in valuation allowance                         (927,825)      (134,758)
                                                    ----------     ----------
                                                     $    -         $    -
                                                    ==========     ==========

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Provision for Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                      For the Years Ended
                                                          December 31,
                                                 ----------------------------
                                                      2000          1999
                                                 -------------  -------------
Income tax benefit at statutory rate             $   3,314,904  $   2,387,079
Change in valuation allowance                       (3,314,904)    (2,387,079)
                                                  ------------   ------------
                                                 $        -     $        -
                                                  ============   ============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


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

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition

The Company recognized media revenues upon completion of services.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $14,767 and $42,171 for the years ended December 31, 2000 and 1999, respectively.

k.  Changes in Accounting Principles

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During 2000, these marketable securities have been sold and are reflected on the statement of operations and statement of stockholders' equity (deficit).

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate cash flow through increased sales and marketing of its direct recruiting services as well as providing technology solutions to recruiters and to continue to raise funds through short-term and medium-term company debt as well as convertible debentures and equity based investment instruments.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:
                                                             December 31,
                                                                2000
                                                            -------------
Computer equipment                                           $     47,682
Office equipment                                                   41,286
Capital lease equipment                                             8,794
                                                            -------------
                                                                   97,762
Accumulated depreciation                                          (74,508)
                                                            -------------
                                                             $     23,254
                                                            =============

Total depreciation expense for the years ended December 31, 2000 and 1999 was $14,572 and $13,433, respectively.

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:
                                                                 December 31,
                                                                     2000
                                                                -----------
Accrued salaries and wages                                     $     31,920
Payroll taxes payable                                               313,246
Accrued interest payable                                            147,781
                                                                -----------
                                                               $    492,947
                                                                ===========

NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following:
                                                                December 31,
                                                                    2000
                                                                -----------
Note payable to a family organization related to an officer, secured by Company stock, at 12% per annum, payable
on demand.                                                     $    258,225
                                                               ------------
     Total Notes Payable - Related Parties                          258,225
                                                               ------------

Convertible Debentures
----------------------

1996 convertible debentures payable to three individuals
bearing interest at 10% per annum, convertible into Company
stock at $0.50 per share.  Interest and principle due
on demand.                                                     $     30,000

1997 convertible debentures payable to three individuals
bearing interest at 10% per annum, convertible into company
stock at an average price of $0.375 per share.  Interest
and principal due on demand.                                          2,000

1998 convertible debentures payable to three individuals
bearing interest at 12% per annum, convertible into Company
stock at $0.25 per share.  Interest and principal due
on demand.                                                           80,000

1999 convertible debentures payable to four individuals
bearing interest at 12% per annum, convertible into Company
stock at an average price of $0.25 per share.  Interest
and principal due on demand.                                         45,045

2000 convertible debentures payable to three individuals bearing interest at 12% per annum, convertible into Company common
stock at an average price of $0.25 per share.  Interest and
principal due on demand.                                             81,000
                                                               ------------
     Total Convertible Debentures                                   238,045
                                                               ------------

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 5 - LONG-TERM LIABILITIES (Continued)

Current Portion Long-Term Liabilities
-------------------------------------

Notes payable to five individuals, secured by Company stock,
at 12% per annum payable on demand.                            $    238,028

Note payable to Company, secured by Company stock, at
12% per annum, payable by demand.                                   100,000

Note payable to individual at 10% per annum, secured by
Company, due upon demand.                                            50,000

Note payable to an individual at 30% per annum, secured
by Company stock, due upon demand.                                    9,000

Note payable to an individual at 12% per annum, unsecured,
due on demand.                                                       20,000

Note payable to Utah State University at 6% per annum,
unsecured, with an initial payment of $9,000 due June 30,
1996 and thereafter monthly principal and interest payments
of $2,852                                                            39,198

Overdraft payable to bank at 21%, unsecured, with an overdraft
limit of $7,500, payable on demand.                                     528
                                                                -----------
    Total Current Portion Long-Term Liabilities                     456,754
                                                                -----------
    Total long-term liabilities                                     953,024
                                                                -----------

    Less current portion long-term liabilities                     (456,754)

    Less convertible debentures                                    (238,045)

    Less notes payable - related parties                           (258,225)
                                                               ------------

    Long-term liabilities                                      $       -
                                                               ============
Principal maturities are as follows:

                2000                                           $    953,024
                2001                                                    -
                2002                                                    -
                2003                                                    -
                2004                                                    -
                2005 and thereafter                                     -
                                                               ------------
                                                               $    953,024
                                                                ===========

                                 CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

During the year ended December 31, 1999, the Company advanced $18,750 to four employees. The notes receivable bear interest at 8%, are unsecured and due on demand. As of December 31, 2000, the balance due is $7,600 including principal and interest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Litigation
------------------

The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000 with the agreement or understanding that the company would repay Laservend $225,000 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's common stock at the rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance is a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884, plus prejudgment interest estimated at $28,751 in accordance with 29 U.S.C. Section 1961.
  The Company
had accrued $377,180 prior to any payments. The trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of the Company. The Trustee has also executed liens on the computer equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of the Company. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intends to make payment of the judgment. The Company deposited the TopJobs.plc stock with the court against the liability during the first quarter 2000. During the second quarter of 2000, the trustee paid $221,000 against the liability. Although the Company and Trustee have reached a settlement, the Company has not been released from the litigation. At December 31, 2000, the Company has a remaining balance accrued of $129,847.

The Company is involved in litigation with an individual for claims of compensation for investor relations services performed for the Company. The complaint was filed in November 2000. The amount claimed as compensation for such services are the sum of $70,000 as well as stock options for 600,000 shares of stock. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                             CAREER WORTH, INC.
                (Formerly Dynamic Information System & eXchange, Inc.)
                           (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2000 and 1999

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Lease Obligation
--------------------------

The Company is leasing its office space on a month-to-month basis. Rent expense for the year ended December 31, 2000 was $70,359.

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

NOTE 8 - OTHER INCOME

In June 1998, the Company entered into a nine month research and cooperation test marketing agreement, limited to the State of Utah and the city of Houston, Texas with topjobs.net (p.l.c.), a corporation located in Manchester, England. partially as a result of securing contracts which provided net revenues to the venture of $141,000 in December 1998, the Company and PLC decided to terminate the test marketing arrangement and establish a permanent joint venture in the United States. PLC formed a Delaware corporation, known as topjobs.net inc. (joint venture). On February 11, 1999, the Company entered into a series of agreements with PLC, including a Stockholders' Agreement and Licensing Agreement. As an incentive for the Company to take a minority interest (49%) in the joint venture, PLC advanced $300,000 to the Company in interest free loans through March 4, 1999. Upon PLC's initial public offering, PLC paid the Company an additional $200,000, forgave the $300,000 of loans and issued to the Company 41,667 shares of PLC's ordinary shares valued at the then market price of $12 per share for total consideration of $1,000,000.

NOTE 9 - SUBSEQUENT EVENTS

On January 4, 2001, the Company issued 3,842,910 shares of common stock for the conversion of debentures and interest payable for approximately $130,070.

On February 1, 2001, the Company finalized a license agreement with LiveTutor.com, Inc. for a non-exclusive use of its internet communications software. The term of the license is for eighteen months. Also, on February 1, 2001, the Company issued 500,001 shares of common stock to LiveTutor.com as an initial payment of $15,000. The agreement states that an additional 100,000 shares will vest at the beginning of each month beginning June 1, 2001 and continuing until all shares are vested.

On February 20, 2001, the Company issued 1,345,166 shares of common stock for the conversion of debentures and interest payable for approximately $45,530.

On March 9, 2001, the Company issued 1,300,000 shares of common stock for the conversion of debentures and interest payable for approximately $36,000.