Form 10KSB/A
period 2000-12-31
CAREER WORTH INC
filed 2001-04-26
CIK 934395

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-KSB
                            AMENDMENT NO. 1
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

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

                           TABLE OF CONTENTS

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                         4
     Business in General                                                 4

     Summary of Business Operations                                      5
     Competition                                                         7
     Trademarks                                                          9
     Employees                                                           9
ITEM 2.  DESCRIPTION OF PROPERTY                                         9
     Offices                                                             9
     Other Property                                                     10
ITEM 3.  LEGAL PROCEEDINGS                                              10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          11

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION      11
     Cautionary Statement Regarding Forward-looking Statements          11
     Year 2000 Disclosure                                               12
     Results of Operations                                              12

     Year ended December 31, 2000 compared to year ended
      December 31, 1999                                                 12
     Liquidity and Capital Resources                                    13
     Impact of Inflation                                                14
     Principal Customers                                                14
     Seasonality                                                        14
ITEM 7.  FINANCIAL STATEMENTS                                           14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                      14

                               PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     15

     Biographical Information                                           15
     Compliance with Section 16(a) of the Exchange Act                  16
ITEM 10.  EXECUTIVE COMPENSATION                                        17
     Employment Agreements and Benefits                                 17
     Compensation of Directors                                          18
     Resignation of Officer and Director                                18
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                   19
     Security Ownership of Certain Beneficial Owners                    19
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                20
     Transactions with Management and Others                            20
     Certain Business Relationships                                     20
     Indebtedness of Management                                         20
     Transactions with Promoters                                        20
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              21
SIGNATURES                                                              21

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of HJ & Associates, LLC                       22
Balance Sheet as of December 31, 2000                                      23
Statements of Operations for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 2000
     through December 31, 2000                                             25
Statements of Stockholders' Equity for the years ended December 31,
     2000 and 1999                                                         26
Statements of Cash Flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 2, 2000
     through December 31, 2000                                             28
Notes to Financial Statements                                              29

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