Form 10QSB
period 2001-03-31
CAREER WORTH INC
filed 2001-05-21
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 45,637,356 shares of common stock, par value $0.001, as of March 31, 2001.

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

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS
                                   ------
                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                       $      1,514      $      1,277
  Accounts receivable - less allowance
    for doubtful accounts of $6,850
    and $-0-, respectively                          1,020             4,850
  Notes receivable - related parties                7,600             7,600
                                             ------------      ------------

    Total Current Assets                           10,134            13,727
                                             ------------      ------------

FIXED ASSETS - net                                 19,846            23,254
                                             ------------      ------------

OTHER ASSETS

  Deposits                                          9,126             9,126
  Investment in property                           95,000            95,000
                                             ------------      ------------

    Total Other Assets                            104,126           104,126
                                             ------------      ------------

    TOTAL ASSETS                             $    134,106      $    141,107
                                             ============      ============











The accompanying notes are an integral part of these financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                         Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                March 31,       December 31,
                                                  2001              2000
                                              ------------      ------------
                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                            $    143,914      $    135,467
  Accrued expenses                                 529,190           492,947
  Current portion - long-term liabilities          478,840           456,754
  Convertible debentures                           202,045           238,045
  Notes payable - related parties                  200,101           258,225
                                              ------------      ------------

    Total Current Liabilities                    1,554,090         1,581,438
                                              ------------      ------------

LONG-TERM LIABILITIES                                 -                 -
                                              ------------      ------------

    Total Liabilities                            1,554,090         1,581,438
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES                      129,847           129,847
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; no
    shares issued or outstanding                                        -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 45,637,356 and
    38,649,279 shares issued and outstanding,
    respectively                                    45,637            38,649
  Additional paid-in capital                     7,315,577         7,114,605
  Accumulated deficit                           (8,911,045)       (8,723,432)
                                              ------------      ------------

    Total Stockholders' Equity (Deficit)        (1,549,831)       (1,570,178)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $    134,106      $    141,107
                                              ============      ============




The accompanying notes are an integral part of these financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)                          From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                  For the Three Months Ended         2000
                                           March 31,                Through
                                -----------------------------      March 31,
                                    2001          2000               2001
                                ------------    ------------     ------------

SALES                           $      1,320    $     60,408     $    155,687

COST OF SALES                          1,557          19,846           63,424
                                ------------    ------------     ------------
GROSS MARGIN                            (237)         40,562           92,263
                                ------------    ------------     ------------
OPERATING EXPENSES
  Salaries and wages                  89,053         164,167          512,453
  Depreciation and amortization        3,408           2,510           17,980
  General and administrative          69,598         282,593        1,792,171
                                ------------    ------------     ------------
    Total Operating Expenses         162,059         449,270        2,322,604
                                ------------    ------------     ------------
    Loss from Operations            (162,296)       (408,708)      (2,230,341)
                                ------------    ------------     ------------
OTHER INCOME (EXPENSE)
  Loss on sale of securities            -               -            (279,000)
  Interest income                       -               -                 781
  Interest expense                   (25,317)        (45,780)        (120,698)
                                ------------    ------------     ------------
    Total Other Income (Expense)     (25,317)        (45,780)        (398,917)
                                ------------    ------------     ------------
NET LOSS                            (187,613)       (454,488)      (2,629,258)
                                ------------    ------------     ------------
OTHER COMPREHENSIVE LOSS
    Gain on valuation of
      marketable securities             -            226,543          184,872
                                ------------    ------------     ------------
NET COMPREHENSIVE LOSS          $   (187,613)   $   (227,945)    $ (2,444,386)
                                ============    ============     ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)
                                ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               43,544,299      23,723,639
                                ============    ============


The accompanying notes are an integral part of these financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)


                                                                                                     Total
                                        Common Stock        Additional      Other                  Stockholders'
                                  -----------------------    Paid-in    Comprehensive Accumulated      Equity
                                     Shares     Amount       Capital        Loss         Deficit      (Deficit)
                                  -----------  ----------   -----------   ----------   -----------   ----------
Balance, December 31, 1999         22,569,135 $    22,569  $  5,433,887  $  (184,872) $ (6,281,787) $(1,010,203)

Common stock issued for services
 at $0.11 per share                   954,199         954       104,008         -             -         104,962

Conversion of debentures and
 interest payable to common
 stock at $0.64 per share               1,000           1           639         -             -             640

Conversion of accounts payable
 to common stock at $0.12
 per share                             94,800          95        11,255         -             -          11,350

Common stock issued for services
 at $0.20 per share                   340,000         340        67,660         -             -          68,000

Common stock issued for services
 at $0.59 per share                   421,900         422       248,499         -             -         248,921

Conversion of debentures and
 interest payable to common stock
 at $0.15 per share                   240,665         240        35,315         -                        35,555

Conversion of accounts payable
 to common stock at $0.13
 per share                            577,600         578        71,622         -             -          72,200

Common stock issued for services
 at $0.46 per share                   390,000         390       177,060         -             -         177,450

Common stock issued for services
 at $0.45 per share                   290,000         290       130,210         -             -         130,500

Conversion of notes and interest
 payable to common stock at $0.10
 per share                          1,934,000       1,934       198,441         -             -         200,375

Common stock issued for services
 at $0.30 per share                   590,000         590       176,410         -             -         177,000

Conversion of notes and interest
 payable to stock at $0.04            800,980         801        27,233         -             -          28,034

Common stock issued for services
 at $0.14 per share                   125,000         125        17,375         -             -          17,500

Common stock issued for services
 at $0.10 per share                 2,390,000       2,390       236,610         -             -         239,000

Conversion of debentures and
 interest payable to common
 stock at $0.02 per share             810,000         810        15,590         -             -          16,400

Common stock issued for services
 at $0.05 per share                   700,000         700        30,800         -             -          31,500
                                  -----------  ----------   -----------   ----------   -----------   ----------
Balance Forward                    33,229,279 $    33,229  $  6,982,614  $  (184,872) $  6,281,787) $   549,184
                                  -----------  ----------   -----------   ----------   -----------   ----------

The accompanying notes are an integral part of these financial statements.

                                  CAREER WORTH, INC.
                            (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (continued)


                                                                                                     Total
                                        Common Stock        Additional      Other                  Stockholders'
                                  -----------------------    Paid-in    Comprehensive Accumulated      Equity
                                     Shares     Amount       Capital        Loss         Deficit      (Deficit)
                                  -----------  ----------   -----------   ----------   -----------   ----------
Balance Forward                    33,229,279 $    33,229  $  6,982,614  $  (184,872) $ (6,281,787) $   549,184

Conversion of debentures and
 interest payable to common
 stock at $0.02 per share           4,170,000       4,170        94,491         -             -          98,661

Common stock issued for services
 at $0.03 per share                 1,250,000       1,250        37,500         -             -          38,750

Gain on valuation of marketable
 securities                              -           -             -         184,872          -         184,872

Net loss for the year ended
 December 31, 2000                       -           -             -            -       (2,441,645)  (2,441,645)

                                  -----------  ----------   -----------   ----------   -----------   ----------
Balance, December 31, 2000         38,649,279 $    38,649  $  7,114,605  $      -     $ (8,723,432) $(1,570,178)

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)              3,842,910       3,843       111,444         -             -         115,287

Common stock issued for services
 at $0.03 per share (unaudited)       500,001         500        14,500         -             -          15,000

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)              1,345,166       1,345        39,010         -             -          40,355

Conversion of debentures and
 interest payable to common
 stock at $0.03 per share
 (unaudited)                        1,300,000       1,300        36,018         -             -          37,318

Net loss for the three months
 ended March 31, 2001
 (unaudited)                             -           -             -            -         (187,613)    (187,613)
                                  -----------  ----------   -----------   ----------    ----------   ----------

Balance, March 31, 2001
 (unaudited)                       45,637,356 $    45,637  $  7,315,577  $      -      $(8,911,045) $(1,549,831)
                                  ===========  ==========   ===========   ==========    ==========   ==========





The accompanying notes are an integral part of these financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)                        From
                                                                 Inception of
                                                                  Development
                                                                   Stage on
                                                 For the           January 1,
                                            Three Months Ended       2000
                                                March 31,           Through
                                           --------------------     March 31,
                                             2001       2000         2001
                                           ---------  ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(187,613) $(454,488) $ (2,629,258)
 Adjustments to reconcile net loss to
  net cash flows used by operating
  activities:
   Depreciation and amortization               3,408      2,510        17,980
   Common stock issued for services           15,000    214,512     1,248,582
   Disposition of marketable securities         -          -          279,000
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable  3,830    (27,320)       (1,020)
   (Increase) decrease in accounts receivable
    - related party                             -         4,450         5,450
   (Increase) decrease in prepaids and other
    assets                                      -        (2,831)        1,000
   Increase (decrease) in cash overdraft        -         6,200       (16,149)
   Increase (decrease) in commitments and
    contingencies                               -         8,198      (239,135)
   Increase (decrease) in accounts payable     8,447    (17,869)      112,032
   Increase (decrease) in accrued expenses    51,687    (35,389)      219,025
                                           ---------  ---------  ------------
    Net Cash Flows (Used) by Operating
     Activities                             (105,241)  (302,027)   (1,002,493)
                                           ---------  ---------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                       -       (17,159)      (21,539)
 Proceeds from sale of securities               -          -          221,000
                                           ---------  ---------  ------------
    Net Cash Flows Provided (Used) by
     Investing Activities                       -       (17,159)      199,461
                                           ---------  ---------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payment on notes payable and convertible
   debentures                                 (1,628)   (17,922)      (58,035)
 Proceeds from notes payable and
   convertible debentures                    107,106    337,108       862,581
                                           ---------  ---------  ------------
    Net Cash Flows Provided by
     Financing Activities                  $ 105,478  $ 319,186  $    804,546
                                           ---------  ---------  ------------

The accompanying notes are an integral part of these financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                    Statements of Cash Flows (continued)
                                 (Unaudited)                        From
                                                                 Inception of
                                                                  Development
                                                                   Stage on
                                                 For the           January 1,
                                            Three Months Ended       2000
                                                March 31,           Through
                                           --------------------     March 31,
                                             2001       2000         2001
                                           ---------  ---------  ------------

NET INCREASE IN CASH                       $     237  $    -     $      1,514

CASH AT BEGINNING OF PERIOD                    1,277       -             -
                                           ---------  ---------  ------------
CASH AT END OF PERIOD                      $   1,514  $    -     $      1,514
                                           =========  =========  ============


CASH PAID DURING THE YEAR FOR:

  Interest                                 $   2,700  $      45  $     13,700
  Income taxes                             $    -      $   -      $      -
                                           ---------  ---------  ------------


NON-CASH TRANSACTIONS

  Debentures converted to common stock     $  36,000  $  17,922  $   178,372
  Interest converted to common stock       $  15,444  $  18,274  $    35,044
  Common stock issued for notes payable    $ 141,516  $    -     $   359,209
  Common stock issued for services         $  15,000  $ 214,512  $ 1,248,582
  Common stock issued for accounts payable $    -     $  83,550  $    83,550










The accompanying notes are an integral part of these financial statements.

                                   CAREER WORTH, INC.
                              A Development Stage Company
                           Notes to the Financial Statements
                          March 31, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations
---------------------
During the first quarter of 2000, the Company began its transition from its relationship with topjobs.net inc. During that period, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. During the course of the 2000 fiscal year, competition increased with many companies initiating Internet job boards targeted at employers. Because of this change, Career Worth expanded its market to include recruiters and recruiting activities. However, executing the business plan which included the changeover from topjobs.net and the expansion of Career Worth products was difficult because of the Company's inability to attract the capital necessary to fund its working capital needs. This process was complicated by the collapse of securities markets for technical and Internet related stocks. During the first few months of 2001, the securities markets have stabilized with some capital returning to the technical and Internet sector. Many of the competitors that began businesses in late 1999 and 2000 have gone out of business because of inexperience, high overhead, lack of revenues and loss of funding. While Career Worth faces many of the same challenges, management has been involved in this market for a several years and has developed a business plan they believe will be successful in this changing business environment. The Company has been active in reducing overhead and unnecessary expenses.
The key to the Company's success will be its ability to raise the funding required to execute its business plan and generate revenues.

Because of the significant change in operating activities and the business environment from 2000 to 2001, comparisons of the financial statements for the first quarters of those years may have limited significance.

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000
---------------------------------------------------------------------
Total revenues for the quarter ended March 31, 2001 was $1,320 compared to $60,408 for the same period of 2000. This decrease was due to the lack of working capital necessary to advertise and the transition from marketing products solely to employers to a strategy that included recruiters. Direct costs for the three months ended March 31, 2001 were $1,557 as compared to $19,846 for three months ended March 31, 2000. The significant reduction in direct costs were primarily due to the absence of advertising and data entry costs.

For the first quarter of fiscal year 2001, operating expenses were $162,059, consisting of salaries and wages of $89,053, depreciation and amortization expenses of $3,408, and general and administrative expenses of $69,598, resulting in a loss from operations of $162,296. Total operating expenses for the same period of 2000 were $449,270, consisting of salaries and wages of $164,167, depreciation and amortization expenses of $2,510, and general and administrative expenses of $282,593, resulting in a loss from operations of $408,708. The decrease in salaries and wages resulted from the reduction in personnel due to the decrease in available funding. The reduction in general and administrative expenses was due to lower expenses for professional services.

Total other expense for the first three months of 2001 netted an expense of $25,317 compared to an expense of $45,780 for the first three months of 2000. Other expense for the periods was comprised solely of interest expense. The decrease from the 2000 period to the 2001 period was due primarily to the absence of provisions for interest on contingent liabilities.

The net loss for the Company was $187,613 in the first quarter of 2001 compared to $454,488 for the same period of the prior year. The Company experienced a comprehensive loss of $187,613 for the three months ended March 31, 2001 compared to a comprehensive loss of $227,945 for the same period of 2000, a reduction in the loss of 17.7% from the prior year total. The basic loss per share for the first quarter 2001 was $0.00 as compared to $0.00 for the first quarter 2000, based on the weighted average number of shares outstanding for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the first quarter of 2001, notes payable (some convertible to shares of the Company's common stock), the issuance shares of the Company's restricted common stock and some collections of cash from operations were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

The Company had a working capital deficit of $1,543,956, at March 31, 2001. The Company had a cash balance of $1,514 and receivables of $8,620. Cash used in operations for the quarter ended March 31, 2001 was $105,241 compared with $302,027 for the quarter ended March 31, 2000. Cash flows used in investing activities decreased to $0 in the first quarter 2001 compared with $17,159 in the same period prior year. The decrease was due to the absence of a property purchase in 2001. Proceeds from notes payable and convertible debentures offset the funding used in operations and investing activities and cash payments for payments on prior notes payable and convertible debentures. In addition, $192,960 of the notes payable, convertible debentures and related interest were repaid through conversion to common stock in during the first quarter of 2001.

Because the Company has an accumulated deficit of $8,911,045, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. In fiscal years 2000 and 2001, the Company has significantly reduced its cash outflows and modified its business plan to increase working capital through proceeds from operations. The Company continues the conversion of accrued liabilities and notes payable to common stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan. The Company is currently negotiating with current investors and an outside party to provide the equity capital projected to be necessary to take the Company to a break-even status, then on to profitability.

At March 31, 2001, the Company had recorded $529,190 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2000, accrued expenses totaled $492,947. The increase was due to salaries and wages accrued but not paid to Company management. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to pay the Utah Department of Job Force Services $1,000 monthly towards the Company's unemployment tax obligation.

At March 31, 2001, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $880,986 compared with $953,024 at December 31,2000. The company anticipates converting more than $200,000 of the March 31 total to equity through issuance of restricted shares of the Company's common stock during the second quarter 2001.

As of March 31, 2001, the Company has recorded contingent liabilities with related accrued interest totaling $129,847 to LaserVend, Inc. This total is unchanged from year-end 2000. In January 1999, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1999, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment.

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


                          ITEM 2.  CHANGES IN SECURITIES

Subsequent to the date of the financial statements, on May 15, 2001, the Company filed an Information Statement with the Securities and Exchange Commission reporting a written consent of majority shareholders to an increase in the Company's capitalization. The written consent approved the increase of authorized common stock from 50,000,000 to 500,000,000. The stated purpose of the increase was to allow the Company to issue additional shares to finance the Company's operations and to allow for additional shares to be available for distribution to employees. The Company further represented that it has no present intent to use the increased number of shares for a merger or acquisition of any sort. However, the Company emphasized that (1) there is a chance of significant dilution of current shareholders' interests if the newly authorized shares are issued, (2) the issuance of these newly authorized shares could have a negative impact on the market price for shares of the common stock of the Company as more shares become available in the marketplace, and (3) the issuance of additional shares of common stock would decrease the percentage of voting shares held by any current shareholder and thus decrease the ability of each shareholder to influence the actions of the Company through his or her voting rights.


                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION

     None.

                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

     None.

(b)  REPORTS ON FORM 8-K.

     None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAREER WORTH, INC.
                                   [Registrant]



Dated: May 21, 2001                /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director