Form 10QSB
period 2001-06-30
CAREER WORTH INC
filed 2001-08-20
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                             CAREER WORTH, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             UTAH                                             87-0663193
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     385 EAST 800 SOUTH, OREM, UTAH                              84097
-----------------------------------------                 -------------------
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 68,067,355 shares of common stock, par value $0.001, as of June 30, 2001.

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

     The unaudited balance sheet of the Company as of June 30, 2001, the related audited balance sheet of the Company as of December 31, 2000; the related unaudited statements of operations and cash flows for the six month periods ended June 30,2001 and 2000; and the unaudited statements of stockholders' equity for the period from December 31, 1998 through June 30, 2001 are attached here to and incorporated herein by this reference.

     Operating results for the six months period ended June 30, 2001 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending December 31, 2001.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS
                                   ------
                                                    June 30,     December 31,
                                                      2001          2000
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

Cash                                              $        -     $      1,277
Accounts receivable - less allowance for doubtful
 accounts of $3,760 and $-0-, respectively                 -            4,850
Notes receivable - related parties                       7,600          7,600
Prepaid expenses                                         6,000            -
                                                  ------------   ------------

Total Current Assets                                    13,600         13,727
                                                  ------------   ------------

FIXED ASSETS - net                                      16,876         23,254
                                                  ------------   ------------

OTHER ASSETS

Deposits                                                 9,126          9,126
Investment in property                                     -           95,000
                                                  ------------   ------------

Total Other Assets                                       9,126        104,126
                                                  ------------   ------------

TOTAL ASSETS                                      $     39,602   $    141,107
                                                  ============   ============

















See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                    June 30,     December 31,
                                                      2001           2000
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

Cash overdraft                                    $         98   $        -
Accounts payable                                       158,873        135,467
Accrued expenses                                       482,004        492,947
Current portion - long-term liabilities                471,728        456,754
Convertible debentures                                 154,045        238,045
Notes payable - related parties                        198,498        258,225
                                                  ------------   ------------

Total Current Liabilities                            1,465,246      1,581,438
                                                  ------------   ------------

LONG-TERM LIABILITIES                                      -              -
                                                  ------------   ------------

Total Liabilities                                    1,465,246      1,581,438
                                                  ------------   ------------


COMMITMENTS AND CONTINGENCIES                           82,347        129,847
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
 at $0.001 par value; no shares issued
 or outstanding                                            -              -
Common stock; 500,000,000 shares authorized
 at $0.001 par value; 68,067,355 and 38,649,279
 shares issued and outstanding, respectively            68,067         38,649
Additional paid-in capital                           7,594,760      7,114,605
Accumulated deficit                                 (9,170,818)    (8,723,432)
                                                  ------------   ------------

Total Stockholders' Equity (Deficit)                (1,507,991)    (1,570,178)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $     39,602   $    141,107
                                                  ============   ============



See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                                              From
                                                                                          Inception of
                                                                                          Development
                                                                                            Stage on
                                            For the                     For the            January 1,
                                        Six Months Ended          Three Months Ended          2000
                                            June 30,                    June 30,            Through
                                   --------------------------  --------------------------   June 30,
                                       2001          2000          2001          2000         2001
                                   ------------  ------------  ------------  ------------  ----------
SALES                              $      6,470  $    120,636  $      5,150  $     60,228  $  160,837

COST OF SALES                             1,557        39,313           -          19,467      63,424
                                   ------------  ------------  ------------  ------------  ----------

GROSS MARGIN                              4,913        81,323         5,150        40,761      97,413
                                   ------------  ------------  ------------  ------------  ----------

OPERATING EXPENSES

  Salaries and wages                    111,192       298,393        22,139       134,226     534,592
  Depreciation and amortization           6,378         6,816         2,970         4,306      20,950
  General and administrative            237,690       720,819       168,092       438,226   1,960,263
                                   ------------  ------------  ------------  ------------  ----------

     Total Operating Expenses           355,260     1,026,028       193,201       576,758   2,515,805
                                   ------------  ------------  ------------  ------------  ----------

     Loss from Operations              (350,347)     (944,705)     (188,051)     (535,997) (2,418,392)
                                   ------------  ------------  ------------  ------------  ----------


OTHER INCOME (EXPENSE)

  Loss on sale of property              (45,516)          -         (45,516)          -       (45,516)
  Loss on sale of securities                -        (279,000)          -        (279,000)   (279,000)
  Interest income                           -             -             -             -           781
  Interest expense                      (51,523)      (55,235)      (26,206)       (9,455)   (146,904)
                                   ------------  ------------  ------------  ------------  ----------

     Total Other Income (Expense)       (97,039)     (334,235)      (71,722)     (288,455)   (470,639)
                                   ------------  ------------  ------------  ------------  ----------

NET LOSS                               (447,386)   (1,278,940)     (259,773)     (824,452) (2,889,031)
                                   ------------  ------------  ------------  ------------  ----------

OTHER COMPREHENSIVE LOSS

  Gain (loss) on valuation of
   marketable securities                    -         184,872           -         (41,671)    184,872
                                   ------------  ------------  ------------  ------------  ----------

NET COMPREHENSIVE LOSS             $   (447,386) $ (1,094,068) $   (259,773) $   (866,123)$(2,704,159)
                                   ============  ============  ============  ============ ===========

BASIC LOSS PER SHARE               $      (0.01) $      (0.04) $      (0.01) $      (0.03)
                                   ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  46,029,206    25,192,393    48,486,807    25,192,393
                                   ============  ============  ============  ============

</TABLE
See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                                                Total
                                                        Additional     Other                  Stockholders'
                                     Common Stock        Paid-in  Comprehensive  Accumulated     Equity
                                   Shares     Amount     Capital       Loss        Deficit      (Deficit)
                                 ---------- ----------  ---------- ------------  ------------  ------------
Balance, December 31, 1999       22,569,135 $   22,569  $5,433,887 $   (184,872) $ (6,281,787) $ (1,010,203)

Common stock issued for services
 at $0.11 per share                 954,199        954     104,008          -             -         104,962

Conversion of debentures and
 interest payable to common stock
 at $0.64 per share                   1,000          1         639          -             -             640

Conversion of accounts payable to
 common stock at $0.12 per share     94,800         95      11,255          -             -          11,350

Common stock issued for services
 at $0.20 per share                 340,000        340      67,660          -             -          68,000

Common stock issued for services
 at $0.59 per share                 421,900        422     248,499          -             -         248,921

Conversion of debentures and
 interest payable to common stock
 at $0.15 per share                 240,665        240      35,315          -                        35,555

Conversion of accounts payable to
 common stock at $0.13 per share    577,600        578      71,622          -             -          72,200

Common stock issued for services
 at $0.46 per share                 390,000        390     177,060          -             -         177,450

Common stock issued for services
 at $0.45 per share                 290,000        290     130,210          -             -         130,500

Conversion of notes and interest
 payable to common stock at $0.10
 per share                        1,934,000      1,934     198,441          -             -         200,375

Common stock issued for services
 at $0.30 per share                 590,000        590     176,410          -             -         177,000

Conversion of notes and interest
 payable to common stock at $0.04   800,980        801      27,233          -             -          28,034

Common stock issued for services
 at $0.14 per share                 125,000        125      17,375          -             -          17,500

Common stock issued for services
 at $0.10 per share               2,390,000      2,390     236,610          -             -         239,000

Conversion of debentures and
 interest payable to common stock
 at $0.02 per share                 810,000        810      15,590          -             -          16,400

Common stock issued for services
 at $0.05 per share                 700,000        700      30,800          -             -          31,500
                                 ---------- ----------  ---------- ------------  ------------  ------------
Balance Forward                  33,229,279 $   33,229  $6,982,614 $   (184,872) $ (6,281,787) $    549,184
                                 ---------- ----------  ---------- ------------  ------------  ------------

See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                  Total
                                                        Additional     Other                  Stockholders'
                                     Common Stock        Paid-in  Comprehensive  Accumulated     Equity
                                   Shares     Amount     Capital       Loss        Deficit      (Deficit)
                                 ---------- ----------  ---------- ------------  ------------  ------------
Balance Forward                  33,229,279 $   33,229  $6,982,614 $   (184,872) $ (6,281,787) $    549,184

Conversion of debentures and
 interest payable to common stock
 at $0.02 per share               4,170,000      4,170      94,491          -             -          98,661

Common stock issued for services
 at $0.03 per share               1,250,000      1,250      37,500          -             -          38,750

Gain on valuation of marketable
 securities                             -          -           -        184,872           -         184,872

Net loss for the year ended
 December 31, 2000                      -          -           -            -      (2,441,645)   (2,441,645)
                                 ---------- ----------  ---------- ------------  ------------  ------------

Balance, December 31, 2000       38,649,279 $   38,649  $7,114,605 $        -    $ (8,723,432) $ (1,570,178)

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)            3,842,910      3,843     111,444          -             -         115,287

Common stock issued for services
 at $0.03 per share (unaudited)     500,001        500      14,500          -             -          15,000

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)            1,345,166      1,345      39,010          -             -          40,355

Conversion of debentures and
 interest payable to common stock
 at $0.03 per share (unaudited)   1,300,000      1,300      36,018          -             -          37,318

Common stock issued for services
 at $0.02 per share (unaudited)   2,100,000      2,100      39,400          -             -          41,500

Common stock issued for accounts
 payable at $0.015 per share
 (unaudited)                        400,000        400       5,600          -             -           6,000

Common stock issued for services
 at $0.01 per share (unaudited)  12,499,999     12,500     112,500          -             -         125,000

Conversion of notes and interest
 payable to common stock at $0.015
 per share (unaudited)            4,250,000      4,250      36,013          -             -          40,263

Conversion of debentures and
 interest payable to common stock
 at $0.015 per share (unaudited)  3,180,000      3,180      85,670          -             -          88,850

Net loss for the six months ended
 June 30, 2001 (unaudited)              -          -           -            -        (447,386)     (447,386)
                                 ---------- ----------  ---------- ------------  ------------  ------------

Balance, June 30, 2001
 (unaudited)                     68,067,355 $   68,067  $7,594,760 $        -    $ (9,170,818) $ (1,507,991)
                                 ========== ==========  ========== ============  ============  ============

See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                 Development
                                                                                                  Stage on
                                                                            For the              January 1,
                                                                        Six Months Ended            2000
                                                                            June 30,              Through
                                                                    --------------------------    June 30,
                                                                        2001          2000          2001
                                                                    ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $   (447,386) $ (1,278,940) $(2,889,031)
  Adjustments to reconcile net loss to net cash flows
   used by operating activities:
    Depreciation and amortization                                          6,378         6,816       20,950
    Common stock issued for services                                     181,500       532,712    1,415,082
    Common stock issued for accounts payable                               6,000           -          6,000
    Disposition of marketable securities                                     -         279,000      279,000
    Change in allowance for bad debt                                       3,760           -          3,760
    Loss on sale of property                                              45,516           -         45,516
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             1,090       (30,028)      (3,760)
    (Increase) decrease in accounts receivable -
      related party                                                          -           4,050        5,450
    (Increase) decrease in prepaids and other assets                      (6,000)          -         (5,000)
    Increase (decrease) in commitments and contingencies                 (47,500)     (226,150)    (286,635)
    Increase (decrease) in accounts payable                               23,406         3,694      126,991
    Increase (decrease) in accrued expenses                               30,411        20,579      197,749
                                                                    ------------  ------------  -----------

      Net Cash Flows (Used) by Operating Activities                     (202,825)     (688,267)  (1,083,928)
                                                                    ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                   -         (21,540)     (21,539)
  Proceeds from sale of securities                                           -         221,000      221,000
  Proceeds from sale of property                                          49,484           -         49,484
                                                                    ------------  ------------  -----------

      Net Cash Flows Provided (Used) by
        Investing Activities                                              49,484       199,460      248,945
                                                                    ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                                       98       (11,722)     (16,051)
  Payment on convertible debentures                                      (11,797)          -        (11,797)
  Payment on notes payable and convertible debentures                     (1,628)      (17,922)     (58,035)
  Proceeds from notes payable and convertible
   debentures                                                            165,391       518,451      920,866
                                                                    ------------  ------------  -----------

      Net Cash Flows Provided by Financing Activities               $    152,064  $    488,807  $   834,983
                                                                    ------------  ------------  -----------





See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)
                                (Unaudited)

                                                                                                    From
                                                                                               Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                            For the              January 1,
                                                                        Six Months Ended            2000
                                                                            June 30,              Through
                                                                    --------------------------    June 30,
                                                                        2001          2000          2001
                                                                    ------------  ------------  -----------
NET INCREASE IN CASH                                                $     (1,277) $        -    $       -

CASH AT BEGINNING OF PERIOD                                                1,277           -            -
                                                                    ------------  ------------  -----------

CASH AT END OF PERIOD                                               $        -    $        -    $       -
                                                                    ============  ============  ===========

CASH PAID DURING THE YEAR FOR:

  Interest                                                          $      3,313  $         45  $    14,313
  Income taxes                                                      $        -    $        -    $       -


NON-CASH TRANSACTIONS

  Debentures converted to common stock                              $     72,203  $     17,922  $   214,575
  Interest converted to common stock                                $     41,354  $     33,321  $    60,954
  Common stock issued for notes payable                             $    208,516  $    300,074  $   426,209
  Common stock issued for services                                  $    181,500  $    532,712  $ 1,415,082
  Common stock issued for accounts payable                          $      6,000  $        -    $    89,550




















See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - SUBSEQUENT EVENTS

     Subsequent to June 30, 2001, the Company purchased 40 acres of real property in Elko County, Nevada. The property was purchased from a related party for 1,800,000 shares on preferred stock. Because the purchase of the property was with a related party, the property will be accounted for at the seller's historical cost.

     Subsequent to June 30, 2001, the Company issued 100,000 shares of common stock for services at $0.01 per share. The Company also issued 10,000,000 shares of common stock for the conversion of notes and interest payable at $0.01 per share. And the Company issued 700,000 shares of common stock for conversion of debentures and interest payable at $0.015 per share.

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

Results of Operations
---------------------

     During the first half of 2000, the Company began its transition from its relationship with topjobs.net inc. During that period, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. During the course of the 2000 fiscal year, competition increased with many companies initiating Internet job boards targeted at employers. Because of this change, Career Worth expanded its market to include recruiters and recruiting activities. However, executing the business plan which included the changeover from topjobs.net and the expansion of Career Worth products was difficult because of the Company's inability to attract the capital necessary to fund its working capital needs. This process was complicated by the collapse of securities markets for technical and Internet related stocks. During the first half of 2001, the securities markets stabilized with some capital returning to the technical and Internet sector. Many of the competitors that began businesses in late 1999 and 2000 have gone out of business or been absorbed by larger competitors because of inexperience, high overhead, lack of revenues and loss of funding. While Career Worth faces the same challenges, management has been involved in this market for a several years and has developed a business plan they believe will be successful in this changing business environment. The Company has been active in reducing overhead and unnecessary expenses. The key to the Company's success will be its ability to raise the funding required to execute it business plan and generate revenues.

     Because of the significant change in operating activities and the business environment from 2000 to 2001, comparisons of the financial statements for the first halves of those years may have limited significance.

Three month period and six month period ended June 30, 2001 compared to the three month period and six month period ended June 30, 2000
---------------------------------------------------------------------------

     Total revenues for the three month period and the six month period ended June 30, 2001 were $5,150 and $6,470, respectively, compared to $60,228 and $120,636 for the same periods of 2000. This decrease was due to the lack of working capital necessary to advertise and the transition from marketing products solely to employers to a strategy that included recruiters. Direct costs for the three months and six months ended June 30, 2001 were $0 and $1,557, respectively, as compared to $19,467 for three months ended June 30,

2000 and $39,313 for the six months ended June 30, 2000. The significant year-to-year reduction in direct costs was primarily due to the absence of advertising and data entry costs.

     For the second quarter of fiscal year 2001, operating expenses were $193,201, consisting of salaries and wages of $22,139, depreciation and amortization expenses of $2,970, and general and administrative expenses of $168,092, resulting in a loss from operations of $188,051. Total operating expenses for the same period of 2000 were $576,758, consisting of salaries and wages of $134,226, depreciation and amortization expenses of $4,306, and general and administrative expenses of $438,226, resulting in a loss from operations of $535,997. For the first six months of 2001, operating expenses were $355,260, consisting of salaries and wages of $111,192, depreciation and amortization expenses of $6,378, and general and administrative expenses of $237,690, resulting in a loss from operations of $350,347. Total operating expenses for the first half of 2000 were $1,026,028, consisting of salaries and wages of $298,393, depreciation and amortization expenses of $6,816, and general and administrative expenses of $720,819, resulting in a loss from operations of $944,705. The decrease in salaries and wages resulted from the reduction in personnel due to the decrease in available funding. The reduction in general and administrative expenses was due to lower expenses for professional services.

     Total other expense for the three month period and the six month period ended June 30, 2001 netted expenses of $71,722 and $97,039 for the respective periods compared to expenses of $288,455 and $334,235 for the same periods of 2000. Other expense for the first half of 2001 was comprised of interest expense and loss on the sale of property. Other expense for the first half of 2000 consisted interest expense and loss on the sale of securities. The decrease from the 2000 period to the 2001 period was due primarily to the absence of the loss on the sale of securities in the current fiscal year.

     The net loss for the Company was $259,773 in the second quarter of 2001 compared to $824,452 for the same period of the prior year. The net loss for the first six months of 2001 was $447,386 compared to $1,278,940 in the first six months of 2000. The Company experienced a comprehensive loss of $259,773 for the three months ended June 30, 2001 compared to a comprehensive loss of $866,123 for the same period of 2000. The comprehensive loss was $447,386 for the six months ended June 30, 2001 compared to $1,094,068 for the same period of 2000, a reduction in the loss of 59.1%. The basic loss per share for the second quarter 2001 was $0.01 as compared to $0.03 for the second quarter 2000, based on the weighted average number of shares outstanding for the respective periods. The basic loss per share was $0.01 for the first half of 2001 compared to $0.04 for the first half of 2000.

Liquidity and Capital Resources
-------------------------------

     During the second quarter of 2001, notes payable (some convertible to shares of the Company's common stock), the issuance shares of the Company's restricted common stock and some collections of cash from operations were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

     The Company had a working capital deficit of $1,451,646, at June 30, 2001. The Company had a cash overdraft of $98 and receivables of $7,600.
Cash used in operations was $202,825 for the six months ended June 30, 2001 compared with $688,267 for the six months ended June 30, 2000. Cash flows provided by investing activities decreased to $49,484 for the first half 2001 compared with $199,460 in the same period of the prior year. The decrease was due primarily to the absence of the sale of securities in 2001. Proceeds from financing activities totaled $152,064 during the first six months of 2001 compared to $488,807 for the same period of 2000. The decrease was due to a reduction in proceeds from the issuance of notes payable and convertible debentures in 2001.

     Because the Company has an accumulated deficit of $9,170,818, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. In fiscal years 2000 and 2001, the Company has significantly reduced its cash outflows and modified its business plan to increase working capital through proceeds from operations. The Company continues the conversion of accrued liabilities and notes payable to common stock. The Company will rely on additional outside debt and equity funding as it executes its revised business play. The Company is currently negotiating with current investors and an outside party to provide the equity capital projected to be necessary to take the Company to a break-even status, then on the profitability.

     At June 30, 2001, the Company had recorded $482,004 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2000, accrued expenses totaled $492,947. The decrease was due to a reduction in accrued salaries and wages. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to pay the Utah Department of Job Force Services $1,000 monthly towards the Company's unemployment tax obligation.

     At June 30, 2001, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $824,271 compared with $953,024 at December 31,2000. The company anticipates converting more that $150,000 of the June 30 total to equity through issuance of restricted shares of the Company's common stock during the 3rd quarter 2001.

     As of June 30, 2001, the Company has recorded contingent liabilities with related accrued interest totaling $82,347 to LaserVend, Inc. compared to $129,847 at year-end 2000. In January 1999, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in
LaserVend.  LaserVend subsequently filed for bankruptcy.    On July 31, 1999,
the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 2000, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter of 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500 to its current level of $82,347.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------

     The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.


                          PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

The Company was involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), which is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint was amended alleging that the amounts advanced with interest are $273,000.00. The Company contended that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section 1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. As of December 31, 1999, the Company paid the Bankruptcy

Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter of 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500 to its current level of $82,347.

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

                                   Career Worth, Inc.
                                   [Registrant]



Dated: August 20, 2001                /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director