Form 10QSB
period 2001-09-30
CAREER WORTH INC
filed 2001-11-19
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 79,477,355 shares of common stock, par value $0.001, as of September 30, 2001.

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

     The unaudited balance sheet of the Company as of September 30, 2001, the related audited balance sheet of the Company as of December 31, 2000; the related unaudited statements of operations and cash flows for the three and nine month periods ended September 30,2001 and 2000; and the unaudited statements of stockholders' equity for the period from December 31, 1999 through September 30, 2001 are attached here to and incorporated herein by this reference.

     Operating results for the nine months period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending December 31, 2001.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS
                                   ------
                                                  September 30,  December 31,
                                                      2001          2000
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

Cash                                              $        -     $      1,277
Accounts receivable - less allowance for doubtful
 accounts of $3,760 and $-0-, respectively                 -            4,850
Notes receivable - related parties                       7,600          7,600
Prepaid expenses                                         6,000            -
                                                  ------------   ------------

Total Current Assets                                    13,600         13,727
                                                  ------------   ------------

FIXED ASSETS - net                                      14,131         23,254
                                                  ------------   ------------

OTHER ASSETS

Deposits                                                 9,126          9,126
Investment in property                                     -           95,000
                                                  ------------   ------------

Total Other Assets                                       9,126        104,126
                                                  ------------   ------------

TOTAL ASSETS                                      $     36,857   $    141,107
                                                  ============   ============





















See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                  September 30,  December 31,
                                                      2001           2000
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

Cash overdraft                                    $        944   $        -
Accounts payable                                       160,509        135,467
Accrued expenses                                       512,705        492,947
Current portion - long-term liabilities                481,298        456,754
Convertible debentures                                 142,045        238,045
Notes payable - related parties                        114,013        258,225
                                                  ------------   ------------

Total Current Liabilities                            1,411,514      1,581,438
                                                  ------------   ------------

LONG-TERM LIABILITIES                                      -              -
                                                  ------------   ------------

Total Liabilities                                    1,411,514      1,581,438
                                                  ------------   ------------


COMMITMENTS AND CONTINGENCIES                           82,347        129,847
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
 at $0.001 par value; no shares issued
 or outstanding                                            -              -
Common stock; 500,000,000 shares authorized
 at $0.001 par value; 79,477,355 and 38,649,279
 shares issued and outstanding, respectively            79,477         38,649
Additional paid-in capital                           7,703,489      7,114,605
Accumulated deficit                                 (9,239,970)    (8,723,432)
                                                  ------------   ------------

Total Stockholders' Equity (Deficit)                (1,457,004)    (1,570,178)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $     36,857   $    141,107
                                                  ============   ============





See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                                              From
                                                                                          Inception of
                                                                                          Development
                                                                                            Stage on
                                            For the                     For the            January 1,
                                       Nine Months Ended          Three Months Ended          2000
                                          September 30,              September 30,           Through
                                   --------------------------  --------------------------September 30,
                                       2001          2000          2001          2000         2001
                                   ------------  ------------  ------------  ------------  ----------
SALES                              $      6,470  $    144,823  $        -    $     24,187  $  160,837

COST OF SALES                             1,557        51,535           -          12,222      63,424
                                   ------------  ------------  ------------  ------------  ----------

GROSS MARGIN                              4,913        93,288           -          11,965      97,413
                                   ------------  ------------  ------------  ------------  ----------

OPERATING EXPENSES

  Salaries and wages                    135,017       375,426        23,825        77,033     558,417
  Depreciation and amortization           9,123        10,979         2,745         4,163      23,695
  General and administrative            260,664       993,324        22,974       272,505   1,983,237
                                   ------------  ------------  ------------  ------------  ----------

     Total Operating Expenses           404,804     1,379,729        49,544       353,701   2,565,349
                                   ------------  ------------  ------------  ------------  ----------

     Loss from Operations              (399,891)   (1,286,441)      (49,544)     (341,736) (2,467,936)
                                   ------------  ------------  ------------  ------------  ----------


OTHER INCOME (EXPENSE)

  Loss on sale of property              (45,516)          -             -             -       (45,516)
  Loss on sale of securities                -        (279,000)          -             -      (279,000)
  Interest income                           -             -             -             -           781
  Interest expense                      (71,131)      (91,095)      (19,608)      (35,860)   (166,512)
                                   ------------  ------------  ------------  ------------  ----------

     Total Other Income (Expense)      (116,647)     (370,095)      (19,608)      (35,860)   (490,247)
                                   ------------  ------------  ------------  ------------  ----------

NET LOSS                               (516,538)   (1,656,536)      (69,152)     (377,596) (2,958,183)
                                   ------------  ------------  ------------  ------------  ----------

OTHER COMPREHENSIVE LOSS

  Gain (loss) on valuation of
   marketable securities                    -         184,872           -             -       184,872
                                   ------------  ------------  ------------  ------------  ----------

NET COMPREHENSIVE LOSS             $   (516,538) $ (1,471,664) $    (69,152) $   (377,596)$(2,773,311)
                                   ============  ============  ============  ============ ===========

BASIC LOSS PER SHARE               $      (0.01) $      (0.06) $      (0.00) $      (0.01)
                                   ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  56,957,978    25,566,816    78,459,148    25,438,900
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

                             CAREER WORTH, INC.
                       (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                Total
                                                        Additional     Other                  Stockholders'
                                     Common Stock        Paid-in  Comprehensive  Accumulated     Equity
                                   Shares     Amount     Capital       Loss        Deficit      (Deficit)
                                 ---------- ----------  ---------- ------------  ------------  ------------
Balance Forward                  33,229,279 $   33,229  $6,982,614 $   (184,872) $ (6,281,787) $    549,184

Conversion of debentures and
 interest payable to common stock
 at $0.02 per share               4,170,000      4,170      94,491          -             -          98,661

Common stock issued for services
 at $0.03 per share               1,250,000      1,250      37,500          -             -          38,750

Gain on valuation of marketable
 securities                             -          -           -        184,872           -         184,872

Net loss for the year ended
 December 31, 2000                      -          -           -            -      (2,441,645)   (2,441,645)
                                 ---------- ----------  ---------- ------------  ------------  ------------

Balance, December 31, 2000       38,649,279 $   38,649  $7,114,605 $        -    $ (8,723,432) $ (1,570,178)

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)            3,842,910      3,843     111,444          -             -         115,287

Common stock issued for services
 at $0.03 per share (unaudited)     500,001        500      14,500          -             -          15,000

Conversion of notes and interest
 payable to common stock at $0.03
 per share (unaudited)            1,345,166      1,345      39,010          -             -          40,355

Conversion of debentures and
 interest payable to common stock
 at $0.03 per share (unaudited)   1,300,000      1,300      36,018          -             -          37,318

Common stock issued for services
 at $0.02 per share (unaudited)   2,100,000      2,100      39,400          -             -          41,500

Common stock issued for accounts
 payable at $0.015 per share
 (unaudited)                        400,000        400       5,600          -             -           6,000

Common stock issued for services
 at $0.01 per share (unaudited)  12,499,999     12,500     112,500          -             -         125,000

Conversion of notes and interest
 payable to common stock at $0.015
 per share (unaudited)            4,250,000      4,250      36,013          -             -          40,263

Conversion of debentures and
 interest payable to common stock
 at $0.015 per share (unaudited)  3,180,000      3,180      85,670          -             -          88,850
                                 ---------- ----------  ---------- ------------  ------------  ------------

Balance Forward                  68,067,355 $   68,067  $7,594,760 $        -    $ (8,723,432) $ (1,060,605)
                                 ========== ==========  ========== ============  ============  ============

See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                  Total
                                                        Additional     Other                  Stockholders'
                                     Common Stock        Paid-in  Comprehensive  Accumulated     Equity
                                   Shares     Amount     Capital       Loss        Deficit      (Deficit)
                                 ---------- ----------  ---------- ------------  ------------  ------------
Balance Forward                  68,067,355 $   68,067  $7,594,760 $       -     $ (8,723,432) $ (1,060,605)

Common stock issued for services
 at $0.01 per share (unaudited)     100,000        100         900          -             -           1,000

Conversion of notes payable to
 common stock at $0.01 per share
 (unaudited)                     10,000,000     10,000      90,000          -             -         100,000

Conversion of debentures and
 interest payable to common stock
 at $0.19 per share (unaudited)     700,000        700      12,339          -             -          13,039

Common stock issued for services
 at $0.01 per share (unaudited)     515,000        515       4,635          -             -           5,150

Common stock issued for services
 at $0.01 per share (unaudited)      95,000         95         855          -             -             950

Net loss for the nine months ended
 September 30, 2001 (unaudited)         -          -           -            -        (516,538)     (516,538)
                                 ---------- ----------  ---------- ------------  ------------  ------------

Balance, September 30, 2001
 (unaudited)                     79,477,355 $   79,477  $7,703,489 $        -    $ (9,239,970) $ (1,457,004)
                                 ========== ==========  ========== ============  ============  ============

See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                                                    From
                                                                                                Inception of
                                                                                                 Development
                                                                                                  Stage on
                                                                            For the              January 1,
                                                                       Nine Months Ended            2000
                                                                          September 30,           Through
                                                                    --------------------------  September 30,
                                                                        2001          2000          2001
                                                                    ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $   (516,538) $ (1,656,536) $(2,958,183)
  Adjustments to reconcile net loss to net cash flows
   used by operating activities:
    Depreciation and amortization                                          9,123        10,979       23,695
    Common stock issued for services                                     188,600       723,912    1,422,182
    Common stock issued for accounts payable                               6,000           -          6,000
    Disposition of marketable securities                                     -         279,000      279,000
    Change in allowance for bad debt                                       3,760           -          3,760
    Loss on sale of property                                              45,516           -         45,516
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             1,090       (24,635)      (3,760)
    Decrease in accounts receivable - related party                         -            1,850        5,450
    Decrease in prepaids and other assets                                 (6,000)          -         (5,000)
    Decrease in commitments and contingencies                            (47,500)     (213,166)    (286,635)
    Increase (decrease) in accounts payable                               25,042       (19,481)     128,627
    Decrease in accrued expenses                                          62,151        40,524      229,489
                                                                    ------------  ------------  -----------

      Net Cash Flows (Used) by Operating Activities                     (228,756)     (857,553)  (1,109,859)
                                                                    ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                   -         (21,540)     (21,539)
  Proceeds from sale of securities                                           -         221,000      221,000
  Proceeds from sale of property                                          49,484           -         49,484
                                                                    ------------  ------------  -----------

      Net Cash Flows Provided (Used) by
        Investing Activities                                              49,484       199,460      248,945
                                                                    ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                                      944        (7,013)     (16,205)
  Payment on notes payable and convertible debentures                    (81,140)      (17,922)    (137,547)
  Proceeds from notes payable and convertible
   debentures                                                            258,191       683,028    1,013,666
                                                                    ------------  ------------  -----------

      Net Cash Flows Provided by Financing Activities               $    177,995  $    658,093  $   860,914
                                                                    ------------  ------------  -----------







See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)
                                (Unaudited)

                                                                                                    From
                                                                                               Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                            For the              January 1,
                                                                       Nine Months Ended            2000
                                                                          September 30,           Through
                                                                    -------------------------- September 30,
                                                                        2001          2000          2001
                                                                    ------------  ------------  -----------
NET INCREASE IN CASH                                                $     (1,277) $        -    $       -

CASH AT BEGINNING OF PERIOD                                                1,277           -            -
                                                                    ------------  ------------  -----------

CASH AT END OF PERIOD                                               $        -    $        -    $       -
                                                                    ============  ============  ===========

CASH PAID DURING THE YEAR FOR:

  Interest                                                          $      8,750  $         45  $    19,750
  Income taxes                                                      $        -    $        -    $       -


NON-CASH TRANSACTIONS

  Debentures converted to common stock                              $     84,203  $     17,922  $   226,575
  Interest converted to common stock                                $     42,393  $     33,321  $    61,993
  Common stock issued for notes payable                             $    308,516  $    300,074  $   526,209
  Common stock issued for services                                  $    188,600  $    723,912  $ 1,422,182
  Common stock issued for accounts payable                          $      6,000  $        -    $    89,550






















See the accompanying footnotes to the unaudited financial statements.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     September 30, 2001 and December 31, 2000

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. Operating results for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - MATERIAL EVENT
     In September 2001, the Company had to temporarily discontinue day-to-day operations because of a lack of capital. At that time, the Company lost access to its office facility. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter.

NOTE 4 - SUBSEQUENT EVENTS
     Subsequent to September 30, 2001, the Company has reached a stock exchange agreement with Regency Development Corporation, a shareholder of the Company, for 900,000 shares of preferred stock and a $1,000,000 promissory note. The agreement is expected to be finalized during the fourth quarter of 2001. The agreement also includes 40 acres of real property in Elko County, Nevada. Because the purchase of the property was with a related party, the property will be accounted for at the seller's historical cost.

Note 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
     SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     September 30, 2001 and December 31, 2000


NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                             CAREER WORTH, INC.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     September 30, 2001 and December 31, 2000


NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

     SFAS No. 144   On October 3, 2001, the Financial Accounting Standards
Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

     SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

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

Results of Operations
---------------------

     During the first half of 2000, the Company began its transition from its relationship with topjobs.net inc. During that period, the Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. During the course of the 2000 fiscal year, competition increased with many companies initiating Internet job boards targeted at employers. Because of this change, Career Worth expanded its market to include recruiters and recruiting activities. However, executing the business plan which included the changeover from topjobs.net and the expansion of Career Worth products has been difficult because of the Company's inability to attract the capital necessary to fund its working capital needs. This process was complicated by the collapse of securities markets for technical and Internet related stocks. During the first eight months of 2001, the securities markets stabilized with some capital returning to the technical and Internet sector. However, with the experiences of September 11, 2001, the markets were again challenged and the entire economy suffered a significant blow. This has dampened lenders and investors from committing funds to new ventures. In terms of the employment and recruiting industry, many of the competitors that began businesses in late 1999 and 2000 have gone out of business or been absorbed by larger competitors because of inexperience, high overhead, lack of revenues and loss of funding. With rising unemployment, focus has shifted from the employers to the job seekers. While Career Worth faces the same challenges, management has been involved in this market for several years and has developed a business plan they believe will be successful in this changing business environment. While the Company has been active in reducing overhead and unnecessary expenses, it has been difficult to obtain the minimum funding necessary to remain in operation.

     In September, 2001, the Company had to temporarily discontinue day to day operations because of a lack of capital. At that time, the Company lost access to its office facility. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter. Management has been active in attracting the necessary capital to restart operations. The key to the Company's success will be its ability to raise the funding required to execute its business plan and generate revenues.

     Because of the significant change in operating activities and the business environment from 2000 to 2001, comparisons of the financial statements for the three and nine month periods of those years may have limited significance.

 Three month period and nine month period ended September 30, 2001 compared to the three month period and nine month period ended September 30, 2000
---------------------------------------------------------------------------

     Total revenues for the three month period and the nine month period ended September 30, 2001 were $0 and $6,470, respectively, compared to $24,187 and $144,823 for the same periods of 2000. This decrease was due to the lack of working capital necessary to operate the Company and to advertise products and the transition from marketing products solely to employers to a strategy that included recruiters. Direct costs for the three months and nine months ended September 30, 2001 were $0 and $1,557, respectively, as compared to $12,222 for three months ended September 30, 2000 and $51,535 for the nine months ended September 30, 2000. The significant year-to-year reduction in direct costs was primarily due to the absence of advertising and data entry costs.

     For the third quarter of fiscal year 2001, operating expenses were $49,544, consisting of salaries and wages of $23,825, depreciation and amortization expenses of $2,745, and general and administrative expenses of $22,974, resulting in a loss from operations of $49,544. Total operating expenses for the same period of 2000 were $353,701, consisting of salaries and wages of $77,033, depreciation and amortization expenses of $4,163, and general and administrative expenses of $272,505, resulting in a loss from operations of $341,736. For the first nine months of 2001, operating expenses were $404,804, consisting of salaries and wages of $135,017, depreciation and amortization expenses of $9,123, and general and administrative expenses of $260,664, resulting in a loss from operations of $399,891. Total operating expenses for the first three quarters of 2000 were $1,379,729, consisting of salaries and wages of $375,426, depreciation and amortization expenses of $10,979, and general and administrative expenses of $993,324, resulting in a loss from operations of $1,286,441. The decrease in salaries and wages resulted from the reduction in personnel due to the decrease in available funding. The reduction in general and administrative expenses was due to lower expenses for professional services.

     Total other expense for the three month period and the nine month period ended September 30, 2001 netted expenses of $19,608 and $116,647 for the respective periods compared to expenses of $35,860 and $370,095 for the same periods of 2000. Other expense for the three quarters of 2001 was comprised of interest expense and loss on the sale of property. Other expense for the three quarters of 2000 consisted interest expense and loss on the sale of securities. The decrease from the 2000 period to the 2001 period was due primarily to the absence of the loss on the sale of securities and lower interest expense in the current fiscal year.

     The net loss for the Company was $69,152 in the third quarter of 2001 compared to $377,596 for the same period of the prior year. The net loss for the first nine months of 2001 was $516,538 compared to $1,656,536 in the first nine months of 2000. The Company experienced a comprehensive loss of $69,152 for the three months ended September 30, 2001 compared to a comprehensive loss of $377,596 for the same period of 2000. The comprehensive loss was $516,538 for the nine months ended September 30, 2001 compared to $1,471,664 for the same period of 2000, a reduction in the loss of 64.9% from the prior year total. The basic loss per share for the third quarter 2001 was $0.00 as compared to $0.01 for the third quarter 2000, based on the weighted average number of shares outstanding for the respective periods. The basic loss per share was $.01 for the first three quarters of 2001 compared to $.06 for the first three quarters of 2000.

Liquidity and Capital Resources
-------------------------------

     During the third quarter of 2001, notes payable (some convertible to shares of the Company's common stock), the issuance shares of the Company's restricted common stock and some collections of cash from operations were utilized for working capital, conversion of debt, payment of services rendered to the Company and for other activities of the Company.

     The Company had a working capital deficit of $1,397,914, at September 30, 2001. The Company had a cash overdraft of $944 and receivables of $7,600. Cash used in operations was $228,756 for the nine months ended September 30, 2001 compared with $857,553 for the nine months ended September 30, 2000.
Cash flows provided by investing activities decreased to $49,484 for the first nine months 2001 compared with $199,460 in the same period of the prior year. The decrease was due primarily to the absence of the sale of securities in 2001. Proceeds from financing activities totaled $177,995 during the first nine months of 2001 compared to $658,093 for the same period of 2000. The decrease was due to a reduction in proceeds from the issuance of notes payable and convertible debentures in 2001.

     Because the Company has an accumulated deficit of $9,239,970, has a working capital deficit, limited internal financial resources, and the recent loss of its offices, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. In fiscal years 2000 and 2001, the Company has significantly reduced its cash outflows and modified its business plan to increase working capital through proceeds from operations. The Company continues the conversion of accrued liabilities and notes payable to common stock. The Company must rely on additional outside debt and equity funding as it executes its revised business play. The Company is currently negotiating with current investors and an outside party to provide the equity capital projected to be necessary to restart operations and take the Company to a break-even status.

     At September 30, 2001, the Company had recorded $512,705 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2000, accrued expenses totaled $492,947. The increase was due to an increase in accrued interest expense partially offset by a reduction in accrued salaries and wages. The Company has also paid a portion of the accrued payroll taxes due to the Internal Revenue Service and the Utah State Tax Commission and continues to pay the Utah Department of Job Force Services $1,000 monthly towards the Company's unemployment tax obligation.

     At September 30, 2001, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $737,356 compared with $953,024 at December 31,2000. The company anticipates converting additional debt to equity through issuance of restricted shares of the Company's common stock in future quarters.

     As of September 30, 2001, the Company has recorded contingent liabilities with related accrued interest totaling $82,347 to LaserVend, Inc. compared to $129,847 at year-end 2000. In January 1999, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1999. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1999, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 2000, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter of 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500 to its current level of $82,347.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------

     The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.


                          PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

The Company was involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), which is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on September 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint was amended alleging that the amounts advanced with interest are $273,000.00. The Company contended that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of $66,884.25, plus prejudgment interest in accordance with 29 U.S.C. Section 1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of the Company. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 2000 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter of 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500 to its current level of $82,347.

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

                                   Career Worth, Inc.
                                   [Registrant]



Dated: November 19, 2001           /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director