Form 10QSB/A
period 2001-09-30
CAREER WORTH INC
filed 2001-12-21
CIK 934395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB
                              Amendment No. 1

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

NOTE 3 - MATERIAL EVENT
     During July 2000, the Company was sued by Busch Provo, LC relative to unpaid rent. On August 4, 2000 the parties entered into a stipulation in the case in which the Company stipulated to the immediate entry of an order of restitution and an entry of judgment and waived its rights with respect to an order of restitution. The Plaintiff, Busch Provo, LC. Agreed to forbear execution on the judgment provided that the Company made payments on August 4, 2000, August 11, 2000 and August 18, 2000. The lease agreement was also forfeited. On August 4, 2000 a judgment was entered in favor of Busch Provo against the Company in the amount of $22,667. On August 10, 2001 an order of restitution was likewise issued. Then on September 28, 2001 a writ of execution was executed upon the non-exempt personal property of the Company on the basis of the judgment that had previously been entered. At that time, the Company lost access to its office facility. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter. At September 20, 2001, the Company has accrued $22,667, in accounts payable for the amounts owed to Busch Provo, LC.

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

     In September, 2001, the Company had to temporarily discontinue day to day operations because of a lack of capital. At that time, the Company lost access to its office facility. See PART II. ITEM 1. LEGAL PROCEEDINGS. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter. Management has been active in attracting the necessary capital to restart operations. The key to the Company's success will be its ability to raise the funding required to execute its business plan and generate revenues.

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

During July 2000, the Company was sued by Busch Provo, LC relative to unpaid rent. On August 4, 2000 the parties entered into a stipulation in the case in which the Company stipulated to the immediate entry of an order of restitution and an entry of judgment and waived its rights with respect to an order of restitution. The Plaintiff, Busch Provo, LC. Agreed to forbear execution on the judgment provided that the Company made payments on August 4, 2000, August 11, 2000 and August 18, 2000. The lease agreement was also forfeited. On August 4, 2000 a judgment was entered in favor of Busch Provo against the Company in the amount of $22,667. On August 10, 2001 an order of restitution was likewise issued. Then on September 28, 2001 a writ of execution was executed upon the non-exempt personal property of the Company on the basis of the judgment that had previously been entered. At that time, the Company lost access to its office facility. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter. At September 20, 2001, the Company has accrued $22,667, in accounts payable for the amounts owed to Busch Provo, LC.

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

During July 2000, the Company was sued by Busch Provo, LC relative to unpaid rent. On August 4, 2000 the parties entered into a stipulation in the case in which the Company stipulated to the immediate entry of an order of restitution and an entry of judgment and waived its rights with respect to an order of restitution. The Plaintiff, Busch Provo, LC. Agreed to forbear execution on the judgment provided that the Company made payments on August 4, 2000, August 11, 2000 and August 18, 2000. The lease agreement was also forfeited. On August 4, 2000 a judgment was entered in favor of Busch Provo against the Company in the amount of $22,667. On August 10, 2001 an order of restitution was likewise issued. Then on September 28, 2001 a writ of execution was executed upon the non-exempt personal property of the Company on the basis of the judgment that had previously been entered. At that time, the Company lost access to its office facility. Since then, the Company has continued to negotiate with its landlord to resolve the situation and management expects to return to the facility in the fourth quarter. At September 20, 2001, the Company has accrued $22,667, in accounts payable for the amounts owed to Busch Provo, LC.

                          ITEM 2.  CHANGES IN SECURITIES

     None.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION

     None.


                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

     None.


(b)  REPORTS ON FORM 8-K.

     None.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Career Worth, Inc.
                                   [Registrant]



Dated: December 21, 2001           /S/LARRY D. HEAPS
                                   ----------------------
                                   President and Director