Form 10KSB
period 2001-12-31
CAREER WORTH INC
filed 2002-04-16
CIK 934395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 2001
                                        -----------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________ to ______________

     Commission file number: 0-27557

                               Career Worth, Inc.
                ------------------------------------------------
               (Exact Name of registrant as specified in Charter)


             Nevada                                        75-3016197
  ----------------------------                          ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


          3809 South West Temple, Suite 1-D, Salt Lake City, Utah 84115
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 281-0001
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [ X ]       No [ ]          Yes [X ]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 1-KSB [ X ].

     State issuer's total consolidated revenues for the year ended December 31, 2001: $6,740.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Based on the average of the bid and asked prices of the common stock at March 31, 2002, of $2.95 per share, the market value of shares held by non-affiliates (2,215,527 shares) would be approximately $6,535,801.

     At March 31, 2001, the Registrant has 14,460,597 shares of common stock issued and outstanding.

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

                           TABLE OF CONTENTS

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                         4
     Business in General                                                 4
     Summary of Business Operations                                      5
     Competition                                                         9
     Customers                                                          10
     Products and Services                                              11
     Trademarks                                                         11
     Management Changes                                                 11
     Employees                                                          11
ITEM 2.  DESCRIPTION OF PROPERTY                                        12
     Offices                                                            12
     Other Property                                                     12
ITEM 3.  LEGAL PROCEEDINGS                                              12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          13

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION      14
     Cautionary Statement Regarding Forward-looking Statements          14
     Results of Operations                                              14
     Year ended December 31, 2001 compared to year ended
      December 31, 2000                                                 15
     Liquidity and Capital Resources                                    15
     Impact of Inflation                                                17
     Principal Customers                                                17
     Seasonality                                                        17
ITEM 7.  FINANCIAL STATEMENTS                                           17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                      17

                               PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     18
     Biographical Information                                           18
     Compliance with Section 16(a) of the Exchange Act                  19
ITEM 10.  EXECUTIVE COMPENSATION                                        19
     Employment Agreements and Benefits                                 19
     Consulting Agreements                                              19
     Compensation of Directors                                          20
     Resignation of Officer and Director                                20
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                   20
     Security Ownership of Certain Beneficial Owners                    20
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                21
     Transactions with Management and Others                            21
     Certain Business Relationships                                     22
     Indebtedness of Management                                         22
     Transactions with Promoters                                        22
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              22
SIGNATURES                                                              23

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

     Effective October 20, 1994, Dynamic and M&K completed an Agreement and Plan of Reorganization whereby M&K issued 14,483,326 shares (3,620,838 post- split shares) of its common stock in exchange for 100% of the issued and outstanding common stock of Dynamic. Thereafter, Dynamic became a wholly- owned subsidiary of M&K.

     In connection with the reorganization, M&K's name was changed to Dynamic Information System & eXchange, Inc. ("DiSX"). The exchange of M&K's common stock for the common stock of Dynamic resulted in the former stockholders of Dynamic obtaining control of DiSX. On October 31, 1994, DiSX effected a reverse stock split of the outstanding common shares at a rate of 1 share for every 2 shares outstanding. During 1995, the shareholders approved an additional reverse stock split at a rate of 1 share for every 2 shares outstanding.

     Effective February 11, 1999, DiSX entered into a joint venture with a British company, topjobs.net plc. This resulting joint venture company, topjobs.net inc (the "JV"), provided recruitment opportunities for selected/premier corporate clients using broadcast media to drive active and passive job seekers to the JV's Internet job listing web site.

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

     Effective October 20, 2000, DiSX merged with and into Career Worth Inc. (hereafter "the Company" or "CWI"), a Nevada corporation. CWI was the surviving corporation with its corporate offices located at 385 Easy 800 South, Orem, Utah, 84097. The decision to change the name of the Company was prompted by the desire to expand our operation into the recruiting market segment. The new name was more descriptive of the Company's primary business focus, and it is believed that the name change will facilitate a better recognition in CWI's target market segments. The decision to move the corporate domicile was prompted by requests from major potential investors to be incorporated in Nevada rather than Utah.

     2001 proved to be a difficult year for CWI. Because of the turmoil that arose in the nation's capital markets in 2000 and 2001 and the demise of many "dot com" businesses, it was difficult to raise the working capital necessary to maintain the business. With no monies to promote CWI or to pay personnel and vendors, the Company floundered. On September 7, 2001, the landlord locked the doors to the corporate offices and took possession of the CWI's assets. The events of September ll compounded problems making it impossible to raise funds from alternate sources. From that point to the end of 2001, the Company operated at a greatly reduced level.

     In December 2001 and January 2002, the Company retained two consultants, Elizabeth Colmenares and David Wolfson, to help CWI settle its debts, negotiate favorable debt workouts, maintain the Company's public reporting obligations, restructure corporate management, and oversee Company operations. Colmenares and Wolfson joined the Board of Directors. This transaction constituted control of the Company.

     On February 25,2002 the Company reverse split its stock at a rate of 1 share for every 100 shares outstanding. On March 6, the Company again reverse split its stock at a rate of 1 share for every 30 shares outstanding.

     During  the  first  quarter  of 2002,  the  Company  (1)  acquired  Regency
Development ("Regency'), a Nevada corporation, which controlled 40 acres of property in Nevada, (2) secured a controlling interest in Internet Eye Doctor ("Eye Doctor"), (3) acquired AALL Finished Construction, Inc. ("AALL Finished"), and (4) executed a sponsorship agreement with the American Senior Golf Association, ASGA, Inc.

     Effective January 14, 2002, Career Worth Inc. relocated its corporate offices to 3809 South West Temple, Suite 1-D, Salt Lake City, Utah 84115. See
Item 3 DESCRIPTION OF PROPERTY.

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

     Partially as a result of securing contracts providing gross revenues to the venture of $141,000 in December 1998, the Company and PLC decided to terminate the test marketing arrangement and establish a permanent venture in the United States. PLC formed a Delaware corporation, known as topjobs.net inc, of which DiSX owned 49% and PLC owned 51% (for which both stockholders paid a total of $1,000). On February 11, 1999, the Company entered into a series of agreements with PLC, including a Stockholders Agreement and Licensing

Agreement. Under the terms of the agreements (which continue for so long as the Company and PLC both own equity in the JV), PLC granted the JV an exclusive license in the territory of the State of Utah, the city of Houston, Texas, and such other United States cities as the parties may mutually agree upon, to use PLC's software, name, and other trademarks to promote and market the Top Jobs on the Net website in the territory in accordance with the Top Jobs on the Net business plan. The Company agreed to furnish the venture with the services of ten of its key personnel (who became employees of the JV under employment agreements) and provide operating facilities in Orem, Utah. The Company also granted an exclusive license in the territory to use the Company's intellectual property and technical information. The parties also agreed to assign to the JV all rights and obligations under all customer agreements jointly developed under the test marketing agreement.

     PLC advanced $300,000 as an interest free loan to the Company in installments through March 4, 1999. The Company agreed to advance up to a maximum of $500,000 to the JV on an interest free basis to fund day-to-day working capital requirements. The Company's loan to the JV is repayable at such time as shall be determined by the the JV board of directors based on the venture's cash flow and capital resources. Upon completion of PLC's initial public offering, PLC paid DiSX an additional $200,000 in cash and canceled the $300,000 loan. PLC also issued to DiSX $500,000 of PLC's ordinary shares (valued at the initial per share public offering price). Based on a $12.00 per ADS offering price, a total of 41,667 of PLC's ordinary shares were issued to DiSX. The agreements also:

     - Provided that the Company shall not sell or transfer any of PLC's ordinary shares for at least one year after the date of PLC's initial public offering, April 28, 1999,
     - Provided that PLC's representatives will constitute a majority of the board of directors of the JV,
     - Contained "buy/sell" procedures under which the Company and PLC each have the first and last right to purchase the other's equity in the JV, and
     - Provided for adjustments in the equity between the parties in the event one stockholder is unable to fund it pro-rata share of the ongoing capital requirements of the JV.

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

     In consequence to the JV termination, effectively in January 2000, the Company entered into a development mode, while still servicing its Utah clients. It was imperative that the Company function on its own merits as it had previously shared the JV's technology and business plan. From January 1 to February 24, 2000, the Company struggled to meet its clients demands and to implement its own, improved web site, technology, and business plan. Without funds to advertise, sales were minimal June 2002. It became obvious that the business model proved that sales in one area, especially the number 37 market in the United States, Salt Lake City, would not be profitable. Expansion to at least five other locales was necessary. Investment funding was sought after but not secured. The turmoil in the capital markets, the demise of the many "dot com" businesses, and the 2001 recession caused investors to use caution. A promise of funding was secured from one source in August. This was delayed. With the tragedy of September 11,2001 , nearly all investment capital, including the promised delivery, ceased.

     Without working capital, the Company was unable to operate on a meaningful basis and the offices were closed on September 7, 2001 by the lessor. The 9/11 tragedy of occurred while private funding was still trying to be secured. In October 2001, Curtis Johnson tendered his resignation as CEO and Chairman of the Board. The Company met with no success in locating operational funding in the fourth quarter of 2001.

     In December 2001, two new directors, David Wolfson and Elizabeth Colmenares, signed agreements with the Company and were appointed to the Board of Directors. They were to help the CWI settle its debts, negotiate favorable debt workouts, determine direction for the Company, assist in acquiring assets and companies, maintain the Company's public reporting obligations, restructure corporate management, and oversee operations. Due to the events in the previous year, Larry Heaps resigned as President and Board member on January 14, 2002. BonnieJean C. Tippett was appointed interim President on January 18,2002; she resigned on March 12,2002. David Wolfson was appointed President, Secretary and Treasurer on March 13, 2002.

     During the first quarter of 2002, consultants to CWI began to negotiate with the Company's creditors. More than three hundred thousand dollars in liabilities had been settled by March 31, 2002. Efforts continue in debt reduction.

     In the first quarter of 2002, the Company began development of a construction division. This division will focus on constructing twin homes, single family homes, and small commercial buildings. It is expected that the construction division will provide some intermediate profits to help move CWI forward.

     The Company maintains its employment division; however, until additional investment capital or revenue is obtained, the Company will not expand this division but remain in development mode of operation.

     A stock exchange agreement was concluded and effective March 6, 2002, between Career Worth Inc.and the four shareholders of Regency Development Corporation, a Nevada corporation. The exchange also included a $2,000,000 note payable by CWI for the Regency acquisition. Regency has placed liens on all assets of the Company and any subsidiaries to ensure payment of the note.
Regency owns a 40 acre piece of undeveloped land in Oasis, Nevada, with an appraised value of $4,890,000 ($4.89 million). The land in close proximity to this property is currently being developed. The tax free exchange is as summarized as follows:

     - The Company received from Elizabeth Colmenares five hundred forty thousand (540,000)restricted shares of the class A convertible preferred stock of Regency, valued at $5.00 per share (Regency Shares); CWI issued three million eight hundred thirty thousand (3,830,000) restricted shares of Career Worth common stock, valued at $1.00 per share (Career Worth shares).

     - The Company  received  from Saundra  Wolfson  three  hundred ten thousand
(310,000)restricted shares of the class A convertible preferred stock of Regency, valued at $5.00 per share (Regency shares); CWI issued eight hundred eighty thousand (880,000) restricted shares of Career Worth common stock, valued at $1.00 per share (Career Worth shares).

     - The Company received from Validate Corporation one hundred thousand (100,000)restricted shares of the class A convertible preferred stock of Regency, valued at $5.00 per share (Regency shares); CWI issued two hundred ninety thousand (290,000) restricted shares of Career Worth common stock, valued at $1.00 per share (Career Worth shares).

     - The  Company  received  from  David  Michael  LLC nine  hundred  thousand
(900,000)restricted shares of the class A convertible preferred stock of Regency, valued at $5.00 per share (Regency shares); CWI issued Five Million (5,000,000) restricted shares of Career Worth common stock, valued at $1.00 per share (Career Worth shares).

     Effective March 7, 2002 the Company acquired a majority interest in the private Internet eye wear company, Internet Eye Doctor, www.interneteyedoctor.com. The Company received thirty-three million (33,000,000) shares of Internet Eye Doctor common stock; the Company issued one million (1,000,000) post reverse shares of Career Worth common stock to Internet Eye Doctor. This company is currently in operation in Utah and is in the process of securing licensing in four additional states to sell eye wear through Internet marketing. It plans to capitalize on the success of other Internet eye wear companies by implementing its own unique business plan. The company has made arrangements with major eye wear suppliers to provide customers with frames, sunglasses, and contacts.

     On March 25, 2002, Career Worth Inc. acquired AALL Finished Construction Inc. This will expand the construction division of the Company. The Company received one hundred million (100,000,000) shares of AALL Finished common stock; the Company issued one million (1,000,000) post reverse shares of Career Worth restricted common stock. To date, fourteen twin home lots have been obtained along with a line of construction credit. The Company will break ground in April 2002. An additional 24 twin home lots are under contract and are estimated to begin in May 2002.

     On March 25, 2002, CWI entered in to a sponsorship and stock exchange agreement with ASGA, Inc. The Company received one million three hundred thousand (1,300,000) shares of ASGA restricted common stock in exchange for one million three hundred thousand (1,300,000) shares of CWI restricted common stock. CWI will become an event presenting sponsor at fifteen American Senior Golf Association events between May 2002 and December 2003.

Competition
-----------

Employment Division:

     The use of the Internet significantly changed the job recruitment marketplace. For DiSX's main product, TopJobs USA(TM), there are essentially two main areas of competition in the recruitment market. The first is the traditional method of job recruiting, which includes print media (help wanted), recruiters, and placement agencies. Secondly, other Internet recruitment sites are in competition among themselves.

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

     Competitors for UltimateResume.com are mainly in the Internet recruitment arena which include Monster.com, HotJobs.com, Headhunter, and Career Mosaic. Customers simply pay a nominal fee for each resume they want. There are monthly, yearly, and unlimited access packages that are both cost efficient to the customer looking to fill a large number of positions. Also, these packages are still much lower than the competitors.

Construction Division:
     Construction continues to expand along Utah's Wasatch Front. Land and home prices have escalated in the past five years causing challenges for many first time and retired home buyers seeking affordable housing. Although there are several national builders in the area, demand remains for quality, moderately priced homes.

     The Company plans on building fifty twin home units in 2002 and thirty single family homes, all in the $120,000-$150,000 price range. With its dedicated builders already experienced in the competition's products, the Company understands the buyers' preferences and can capitalize those desires by incorporating them in its products.

Internet Eye Doctor:
     Industry analysts estimate that over 50% of the population of the United States needs some form of corrective eye wear. As a result, the eye wear product industry continues to escalate. The Internet has created a dynamic medium for commerce empowering customers to shop in a more convenient manner at reduced prices.

     The principal competitors include ophthalmologists and optometrists in private practice as well as national optical chains, such as LensCrafters, Cole Vision, etc. 1-800-Contacts is the primary competitor of Internet Eye Doctor in the contact lens field. 1-800 Contacts reported revenues of $169,000,000 in 2001. 1-800 Contacts only seeks to meet the eye wear needs of contact lens wearers. Internet Eye Doctor intends to supply eye glass frames, accessories, and contacts.

Customers
---------

Employment Division:
     TopJobs USA's target audience is corporations in each "local" market area that have a need for recruiting qualified job candidates. Most of the desired clients are seeking white-collared job candidates to fill positions that require some work experience. The job categories range from IT to office administration. In recent months, the sales market has expanded because of a revised sales plan that allows for much more cost-efficient packages. Clients are attracted to TopJobs USA because of its "local" emphasis, customer service, and competitive pricing.

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

Construction Division:
     The twin homes and single family homes will be targeted at first time buyers and/or the retired or empty nest clientele. The homes will be priced in the $120,000-$150,000 range.

     The construction division will also attract commercial clients needing small retail pads. It will also seek to build for restaurants and convenience store owners.

Products and Services
---------------------

Employment Division:

     Career Worth's employment division has two main products which are TopJobs USA and UltimateResume.com. Both of these products are Internet based.

     TopJobs USA's services help a corporation enhance its recruitment ability to attract qualified management, professional, technical, and other job candidates. There are many features which separate TopJobs USA from the other Internet employment companies, such as providing more than just a job listing Internet site.

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

Management Changes
------------------
     Mr. Troy Corriveau resigned from the Board of Directors in February 2001 and from his position as Chief Operating Officer in June 2001. In Oct 2001, Mr. Curtis Johnson resigned as Chief Executive Officer and Chairman of the Board of Directors.

     Mr. Larry Heaps resigned as President and Director in January 2002.

     David Wolfson and Elizabeth Colmenares were appointed as Directors in December 2001.

     BonnieJean C. Tippetts served as an interim President from January 2002 to early March 2002, afterwhich David Wolfson assumed that office.

Employees
---------
     As of December 31, 2001, the Company had 3 administrative employees with 0 part time employees. None of the Company's employees are represented by a labor union.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices
-------
     The Company maintains its principal office in Salt Lake City, Utah. The current lease is on a month to month basis beginning in January 14, 2001.

     The Company's current facilities are generally adequate for anticipated needs over the next six months.

Other Property
--------------
     The Company owned Lot 32 of a development known as Cottages on the Green, as identified in the Plat recorded in the office of the Wasatch County Recorder, as Entry No. 200360, in Book 371, at Page 458, contained with Plat C of Cottages on the Green, P.U.D., Midway City, Wasatch County, State of Utah. The property was sold at $47,500 to partially satisfy the Laser Vend bankruptcy judgment.

     On September 7, 2001, the furniture, equipment, and computer hardware and software were seized by KMH Management. In early 2002, the Company was able to retrieve key computers and software and corporate documents. In January 2002, the Company acquired its computers with the employment web sites and records necessary for the forward movement of CWI.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is currently undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000.00 with the agreement or understanding that the Company would repay Laservend $225,000.00 plus interest. Subsequently, the complaint has been amended alleging that the amounts advanced with interest are $273,000.00. The Company contends that the parties were in merger negotiations and that the amounts advanced were part of these negotiations. Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's Common Stock at a rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a Complaint that the advance is a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An Answer was filed by the Company. The Bankruptcy Court has granted the Trustee's Motion for Summary Judgment. The Order grants judgment in the amount of $273,347.00 principle, together with prejudgment interest of Page 13

$66,884.25, plus prejudgment interest in accordance with 29 U.S.C. ss.1961. The Trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of DiSX. The Trustee has also executed on the computer equipment, office equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of DiSX. The Company has entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intended to make payment of the judgment. During the second quarter of 2000, the Trustee paid $221,000 against the liabiltiy as consideration for topjobs.plc stock. During the second quarter 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500. Other payments were made to the Trustee during 2000 and 2001. As of December 31, 2001, the outstanding balance was $82,347. The Company has not been released from the litigation.

     In March 2000, the Company was sued in the matter of Martineau & Company vs. Dynamic Information System & eXchange, Inc. No Answer has been filed by this time. The amount claimed in the Complaint is in excess of $21,666.00. The amount claimed for accounting services is apparently $8,648.00 with the balance being accrued interest at 2% per month since March 1995. Company management does not believe that accounting services were provided by plaintiff and intends to contest the matter rigorously. As of December 31, 2001, there has been no new development in this matter.

In November 2000, Mark Wolkos and MW Investments Marketing filed a complaint in the Superior Court of Maricopa County, Arizona against the Company for compensation relating to investor relations services. The complaint alleged compensation due for such services of $70,000 as well as stock options for 600,000 shares of stock. The Company has filed an answer denying the claims. Due the difficulties CWI experienced in late 2001, little was done on this claim. A court date is set in April 2002 on the plaintiff's motion for default judgment. The Company has retained local counsel to represent it in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Due to the events of the year, no shareholder meeting was held as of December 31, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter- dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The figures have also been restated based on the reverse stock splits of February and March 2002.

Fiscal Year Ended December 31, 2001                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $ 165.00      $  42.00
Second Quarter                                      $ 147.00      $  30.00
Third Quarter                                       $  60.00      $  30.00
Fourth Quarter                                      $  30.00      $  12.00

Fiscal Year Ended December 31, 2000                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $2640.00      $ 150.00
Second Quarter                                      $2190.00      $ 210.00
Third Quarter                                       $ 570.00      $ 210.00
Fourth Quarter                                      $ 330.00      $  90.00

Fiscal Year Ended December 31, 1999                 High Bid      Low Bid
-----------------------------------                 --------      -------
First Quarter                                       $2820.00      $ 480.00
Second Quarter                                      $2250.00      $1140.00
Third Quarter                                       $1410.00      $ 750.00
Fourth Quarter                                      $1500.00      $ 150.00

     At March 31, 2001, the Company's common stock high bid and low bid, quoted on the OTC Bulletin Board, for the first quarter of Fiscal Year 2001 was $18.00 and $1.10, respectively.

     A one hundred to one reverse occurred on February 26, 2002 and a thirty to one reverse occurred on March 6, 2002.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 15, 2002, the Company has approximately 425 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
     During the first half of 2000, the Company began its transition from its relationship with topjobs.net inc. During that period, The Company discontinued activities as an advertising agent for topjobs.net inc and returned to Internet employment recruiting operations. During the course of the 2000 fiscal year, competition increased with many companies initiating Internet job boards targeted at employers. Because of this change, Career Worth expanded its market to include recruiters and recruiting activities. However, executing the business plan which included the changeover from topjobs.net and the expansion of Career Worth products was difficult because of the Company's inability to attract the capital necessary to fund its working capital needs. This process was complicated by the collapse of securities markets for technical and Internet related stocks. During the first eight months of 2001, the securities markets stabilized with some capital returning to the technical and Internet sectors. However, with the experiences of September 11, 2001, the markets were again challenged and the entire economy suffered a significant blow. This dampened lenders' and investors' willingness to commit funds to new ventures. In terms of the employment recruiting industry, many of the competitors that had began businesses in late 1999 and 2000 have gone out of business or have been absorbed into larger competitors because of inexperience, high overhead, lack of revenues and loss of funding. With rising unemployment, focus shifted from the employers to the job seekers. While Career Worth faces the same challenges, management believed that the business plan contained the necessary flexibility to succeed in a changing employment environment. However, while the Company was successful in reducing overhead and unnecessary expenses, it had difficulty obtaining the minimum funding necessary to remain in operation. In September 2001, the Company was forced to temporarily discontinue day-to- day operations because of lack of working capital. At that time, the Company lost access to its office facilities and equipment. Despite the difficulties, management remained active in attempting to attract the capital necessary to run the business. In late 2001 and early 2002, as previously noted in this report, significant changes took place in management, ownership, and Company direction.

     Because of the significant changes in operating activities and the business environment, comparisons of the financial statements for the two years may have limited significance.

Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------
     Total revenues for the year ended December 31, 2001 was $6,470 compared to $154,367 for the same period of 2000. This decrease was due to lack of funds necessary to advertise the Company's products and pay employees. Direct costs for the year ended December 31, 2001 were $1,557 as compared to $61,867 for the year ended December 31, 2000. The decrease in direct costs were primarily due to reduced business activity.

     For fiscal year 2001, operating expenses were $1,498,337, consisting of salaries and wages of $97,188, depreciation and amortization expenses of $9,123, and general and administrative expenses of $1,392,026, resulting in a loss from operations of $1,493,424. Total operating expenses for 2000 were $2,160,545, consisting of salaries and wages of $423,400, depreciation and amortization expenses of $14,572, and general and administrative expenses of $1,722,573, resulting in a loss from operations of $2,068,045. The decrease in salaries and wages resulted from the loss of personnel due to cost cutting efforts. The reduction in general and administrative expenses was due to lower expenses for professional services and other business activities.

     Total other income (expense) for fiscal 2001 netted an expense of $(144,083) compared to an expense of $(373,600) for fiscal 2000. During 2001, loss on disposal of assets was $(45,516) and interest expense was ($98,567). The loss on disposal of assets primarily resulted from the sale of property held by the Company to partially satisfy the LaserVend bankruptcy liability. During 2000, loss on the sale of securities was $(279,000), interest income was $781, and interest expense was $(95,381). The loss on the sale of securities resulted from the sale of PLC stock to partially satisfy the LaserVend bankruptcy liability.

     The net loss for the Company was $(1,637,507) in 2001 compared to $(2,441,645) the prior year. The Company experienced a comprehensive loss $(1,637,507) for the year ended December 31, 2001 compared to a comprehensive loss of $(2,256,773) for the same period of 2000, a decrease of 28.4%. The basic loss per share for fiscal 2001 was $(72.16) as compared to $(254.66) for fiscal 2000, based on the weighted average number of shares outstanding for the respective periods adjusted for the 2002 reverse stock splits.

Liquidity and Capital Resources
-------------------------------

     During 2001, cash flows from operations and notes payable (some convertible to shares of the Company's common stock) were utilized for working capital, conversion of debt, payment of professional services and for other activities of the Company.

     The Company had a working capital deficit of $(1,693,223), at December 31, 2001. The Company had a cash deficit of $486 and no receivables. Cash used in operations for the year ended December 31, 2001 was $235,347 compared with $881,103 for the year ended December 31, 2000. The reduction in the outflow of funds used for operations was due primarily to the decreased revenues and lower operating expenses that led to a significantly lower net loss. Cash flows derived from investing activities was $0 in 2001 compared with and inflow of $199,461. the prior year. The 2000 inflow came from the disposal the PLC securities to partially satisfy the LaserVend judgment. There were no similar proceeds in 2001. Cash from financing activities totaled $234,070 in 2001 and $682,919 in 2000. The reduction was due to significantly lower proceeds from notes payable and convertible debentures.

     Because the Company has an accumulated deficit of $(10,360,939), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. During fiscal 2001, the Company continued measures to reduce cash outflow, raise capital from outside sources, and maintain Company operations at a reduced level. Unfortunately the CWI was insolvent by year-end. In late 2001 and early 2002, changes in Company management were made to help reduce outstanding debt, facilitate the inflow of capital, and bring acquisitions into CWI. As noted previously in this document, the acquisitions and activities in the first quarter of 2002 have been significant and will stabilize the Company.

     At December 31, 2001, the Company had recorded $735,157 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. Subsequent to December 31, 2001 and prior to this filing, the Company has reduced outstanding interest through negotiations with creditors and the issuance of preferred stock and restricted common stock. A significant portion of the accrued salaries and wages have also been settled through the issuance of common stock. The Company is also negotiating with tax authorities to rectify the payroll tax situation.

     At December 31, 2001, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $786,604.

     In prior reports, the Company has recorded contingent liabilities with related accrued interest was recorded as a separate category. In this report, the total of $82,397 is included in Accrued Expenses. This amount is owed to LaserVend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1998. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writes of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 1999 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter 2001 the Trustee credited $47,500 against the liability upon disposal of a Company assets. The balance of other funds forwarded to the Trustee through the end of 2001 left a balance of $82,397 in contingent liabilities.

Impact of Inflation
-------------------
     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
     The Company does not anticipate that seasonality will have a material impact on its current or proposed operations.

Principal Customers
-------------------
     The minimal sales during 2001 were generated through a variety of clients. Subsequent to the end of calendar year 2001, CWI is working to diversify its businesses and expand its potential customer

Seasonality
-----------
     Management of the Company knows of no seasonal aspects relating to the nature of the Company's business operations that had a material effect on the financial condition or results of operation of the Company.


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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age, and position of each executive office and director that has served during the fiscal year ended December 31, 2001, and the term of office of each director of the Company.

Name                   Age   Position               Director or Officer Since
----                   ----  --------               -------------------------
Larry D. Heaps         52    President, Director    October 1993 (3)
Curtis T. Johnson      51    CEO, Chairman          October 1993 (2)
Troy L. Corriveau      52    COO, Director          April 1999 (1)
David Wolfson          22    President, Director    March 2002/ December 2001
Elizabeth Colmenares   35    Director               December 2001.
BonnieJean C. Tippetts 60    Interim President      January, 2002 (4)

-------------------------
(1)  Mr.  Corriveau  resigned as  Director  in February  2001 and as COO in June
     2001.
(2)  Mr. Johnson resigned as CEO and Chairman of the Board in October 2001
(3)  Mr. Larry Heaps resigned as President and Director in January 2002.
(4)  BonnieJean C. Tippetts resigned as Interim President in March 2002

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

     David Wolfson was appointed a director of the Company on December 20, 2001. He subsequently became president in March 2002. He is currently the owner and managing member of David Michael, LLC, a business consulting firm. He has also been a direct of two other public companies: Premier Brands, Inc. and Kelly's Coffee. Mr. Wolfson earned a Bachelor of Arts degree from Emory University in Atlanta, Georgia. He is currently completing his law degree at the University of Utah.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     The Company's Common Stock was recently registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. Based on information provided to the Company as of March 1, 2001, all required reports have been filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

                                         SUMMARY COMPENSATION TABLE

                                     Annual Compensation              Long Term Compensation

                                                       Other
                                                       Annual      Restricted                          All Other
Name & Principal                                       Compen-     Stock         Options/     LTIP     Compensa-
Position                Year    Salary($)   Bonus($)   sation($)   Award($)      SARS(#)    Payout($)    tion($)
----------------        ----    ---------   --------   ---------   --------      -------    ---------  ---------
Eric E. Marchant        1999    $   8,750       -           -      $55,000          -           -           -
CEO & Chairman
Through Nov. 1999

Larry D. Heaps          2001    $     -         -      $  40,000       -            -           -           -
President & Director    2000    $  19,400       -      $  62,500       -            -           -
                        1999    $  60,167       -           -      $82,500          -           -           -

Curtis T. Johnson       2001    $     -         -      $  40,000       -            -           -           -
CEO & Chairmen (2000)   2000    $     -         -      $  82,000       -            -           -           -
                        1998    $     -         -      $   1,000       -            -           -           -

Troy Corriveau          2000    $     -         -      $  30,560    $16,250         -           -           -
COO & Director          2000    $  33,500       -      $  67,500    $16,250         -           -           -

(1) These officers received restricted stock for accrued salaries.


Employment Agreements and Benefits
----------------------------------

     Currently there are no employment agreements. All prior employment and consulting agreements were settled at the time new management took over the company.

Consulting Agreements
---------------------

     In December 2001, consulting agreements were entered into between the Company and David Wolfson and Elizabeth Colmenares. Each of the agreements agreed to pay the consultant 28,333 shares of Company common restricted stock.

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

Resignation of Officers and Directors
-------------------------------------
     Effective Feb 2001, Troy L. Corriveau tendered his resignation as a member of the board of directors of the Company. Effective June 2001, Troy L. Corriveau tendered his resignation as Chief Operations Officer.

     Effective Oct 2001, Curtis Johnson tendered his resignation as chairman of the board of directors and as Chief Executive Officer of the Company.

     Effective January 2002, Larry Heaps resigned as President and Director.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2002, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially, more than 5% of the 14,640,597 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Shareholders
-----------------------------------------------------
Title
 of     Name and Address            Amount and Nature of            Percentage
Class   Beneficial Owner            Beneficial Ownership            of Class
-----   ----------------            --------------------            ----------
Common  David Wolfson               5,030,085  Direct                 34.36
        48 West 300 South, #501 N.        134  Indirect                0.00
        Salt Lake City, Utah 84101

Common  Elizabeth Colmenares        3,858,334  Direct                 26.35
        1935 West River Oaks Drive
        Salt Lake City, Utah 84093

Common  ASGA, Inc.                  1,300,000  Direct                  8.88
        660 Hughes Blvd.
        Elizabeth City, NC 26909

Common  AALL Finished Construction  1,125,000  Direct                  7.68
        3809 S. West Temple, #1D
        Salt Lake City, Utah 84115

Common  Internet Eye Doctor, Inc.   1,000,000  Direct                  6.83
        3809 S. West Temple, #2D
        Salt Lake City, Utah 84115

Officers and Directors
----------------------
Title
 of     Name and Address         Amount and Nature of               Percentage
Class   Beneficial Owner         Beneficial Ownership               of Class
-----   ----------------         --------------------               ----------
Common  Larry Heaps                  106,590  Direct                  0.72
        743 South 670 East             4,927  Indirect                0.03
        Orem, Utah 846040

Common  David Wolfson                               -see above

Common  Elizabeth Colmenares                        -see above


        All Officers/Directors      8,995,009  Direct                61.44
        as a Group (3 Persons)          5,061  Indirect               0.03
                                   -----------                       -----
        Total Beneficial Ownership 12,425,070                        84.87
                                   ==========                        =====


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

     During 2001, the Company issued restricted common stock to the following who were affiliates all or part of the year: Larry D. Heaps was issued 4,000,000 shares of restricted common stock for accrued salary, wages, and services rendered; Curtis Johnson was issued 4,000,000 shares of restricted common stock for accrued salary, wages, and services rendered; and Troy Corriveau, while serving until June 2001 as an officer in the Company, was issued 500,000 shares of restricted stock for accrued salary, wages, and services rendered. DeLynn Heaps was issued 6,842,910 shares of restricted stock to convert notes payable to equity.

     On December 20, 2001,  David  Wolfson and Elizabeth  Colmenares  joined the
Board of Directors as part of a consulting agreement to assist in lowering corporate liabilities and helping revitalize the Company. On January 16, 2002, Mr. Wolfson and Ms. Colmenares each received 28,333 shares of restricted common stock. (On February 25, 2002, the Company reverse split its common stock 100 to 1. On March 6, 2002, the common stock was reverse split again 30 to 1.) On March 6, 2002, the Company acquired 100% of Regency Development Corporation (Regency), a Nevada corporation, in exchange for a $2,000,000 note and 10,000,000 shares of Career Worth restricted common stock. Regency Development's principal asset is a 40-acre tract of land in Oasis, Nevada. Regency had four shareholders, including Mr. Wolfson and Ms. Colmenares who held 77.8% of Regency's outstanding stock. Mr. Wolfson and Ms. Colmenares received 5,000,000 and 3,830,000 shares of the Company's restricted common stock, respectively, as consideration for the Regency acquisition.

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

Transactions with Promoters
---------------------------
     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of HJ & Associates                            24
Balance Sheet as of December 31, 2001                                      25
Statements of Operations for the years ended December 31, 2001 and 2000
     and from inception on January 1, 2000 through December 31, 2001       26
Statements of Stockholders' Equity                                         27
Statements of Cash Flows for the years ended December 31, 2001 and 2000
     and from inception on January 1, 2000 through December 31, 2001       30
Notes to Financial Statements                                              31

     (a) (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:
        None
     (a) (3) EXHIBITS. The following exhibits are included as part of this report:
        NONE.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K with the Commission on February 6, 2002 disclosing consulting agreements which led to the issuance of Company shares resulting in a change in control of the Company. David Wolfson and Elizabeth Colmenares joined the board of directors. Larry Heaps resigned as president and board member.

     The Company filed a report on Form 8-K with the Commission on March 22, 2002 disclosing a stock exchange agreement with Internet Eye Doctor, Inc., a Nevada corporation. This agreement gives the Company a majority ownership interest in Internet Eye Doctor, Inc.

     The Company filed a report on Form 8-K with the Commission on March 21, 2002 disclosing a stock exchange agreement for the acquisition of Regency Development Corporation, a Nevada Corporation. The purpose of agreement was for the Company to obtain control of a parcel of land located in Oasis, Nevada, which Regency owns. BonnieJean Tippetts resigned as interim president and David Wolfson was named as president.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

                           DYNAMIC INFORMATION SYSTEM & EXCHANGE, INC.

Date: March 31,2002        By:  /S/ David Wolfson

                           By: /S/ Elizabeth Colmenares

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Career Worth, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Career Worth, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on January 1, 2000 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Career Worth, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage on January 1, 2000 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit in working capital of $1,677,256, has experienced significant losses for the years ended December 31, 2001 and 2000 and has a significant accumulated deficit at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2002

Page 25
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                                 December 31,
                                                                     2001
                                                                 ------------

CURRENT ASSETS
 Cash                                                            $       -
                                                                 ------------
     Total Current Assets                                                -
                                                                 ------------

     TOTAL ASSETS                                                $       -
                                                                 ============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                           486
 Accounts payable                                                     170,976
 Accrued expenses (Note 4)                                            735,157
 Current portion - long-term liabilities (Note 7)                     639,839
 Convertible debentures (Note 6)                                      142,045
 Related party payable (Note 5)                                         4,720
                                                                 ------------

     Total Current Liabilities                                      1,693,223
                                                                 ------------

LONG-TERM LIABILITIES (Note 7)                                           -
                                                                 ------------

     Total Liabilities                                              1,693,223
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 8)                                   -
                                                                 ------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares authorized at $0.001
   par value; no shares issued or outstanding                            -
  Common stock, 500,000,000 shares authorized at $0.001
   par value; 85,666 shares issued                                         85
  Additional paid-in capital                                        8,669,881
  Stock subscription receivable                                        (2,250)
  Accumulated deficit                                             (10,360,939)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (1,693,223)
                                                                 ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $       -
                                                                 ============
The accompanying notes are an integral part of these financial statements.

Page 26
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                 From Inception
                                                                 Of Development
                                                                   Stage on
                                         For the Years            January 1,
                                       Ended December 31,          Through
                                  ----------------------------    December 31,
                                       2001           2000           2001
                                   ------------   ------------   ------------

SALES                              $      6,470   $    154,367   $    160,837

COST OF SALES                             1,557         61,867         63,424
                                   ------------   ------------   ------------

GROSS MARGIN                              4,913         92,500         97,413
                                   ------------   ------------   ------------

OPERATING EXPENSES

  Salaries and wages                     97,188        423,400        520,588
  Depreciation and amortization           9,123         14,572         23,695
  General and administrative          1,392,026      1,722,573      3,114,599
                                   ------------   ------------   ------------

     Total Operating Expenses         1,498,337      2,160,545      3,658,882
                                   ------------   ------------   ------------

     Loss from Operations            (1,493,424)    (2,068,045)    (3,561,469)
                                   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
  Loss on disposal of assets            (45,516)          -           (45,519)
  Loss on sale of securities               -          (279,000)      (279,000)
  Interest income                          -               781            781
  Interest expense                      (98,567)       (95,381)      (193,948)
                                   ------------   ------------   ------------

     Total Other Income (Expense)      (144,083)      (373,600)      (517,683)
                                   ------------   ------------   ------------

NET LOSS                             (1,637,507)    (2,441,645)    (4,079,152)
                                   ------------   ------------   ------------

OTHER COMPREHENSIVE LOSS
  Gain (loss) on valuation of
   marketable securities                   -           184,872        184,872
                                   ------------   ------------   ------------
  Net Comprehensive Loss           $ (1,637,507)  $ (2,256,773)  $ (3,897,280)
                                   ============   ============   ============
BASIC LOSS PER SHARE               $     (72.16)  $    (254.66)
                                   ============   ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    22,693          9,588
                                   ============   ============

The accompanying notes are an integral part of these financial statements.

Page 27
                               CAREER WORTH, INC.
                             (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                    Common Stock           Additional      Stock         Other
                                    ------------            Paid-in     Subscription  Comprehensive  Accumulated
                                   Shares      Amount       Capital      Receivable      Loss         (Deficit)
                                -----------  -----------  ------------  ------------  ------------  ------------
Balance, December 31, 2000            7,523   $        8   $ 5,456,448    $     -      $  (184,872) $(6,281,787)

Common stock issued for services
 $330 per share on Jan. 1, 2000         318            1       104,961          -             -            -

Conversion of debentures and
 interest payable to common stock
 at $160 per share on Jan. 1, 2000        4         -              640          -             -            -

Conversion of accounts payable to
 common stock at $355 per share on
 January 1, 2000                         32         -           11,350          -             -            -

Common stock issued for services at
 $596 per share on Feb. 1, 2000         114         -           68,000          -             -            -

Common stock issued for services at
 $1,765 per share on March 31, 2000     141         -          248,921          -             -            -

Conversion of debentures and
 interest payable to common stock
 at $444 per share on March 31, 2000     80         -           35,555          -             -            -

Conversion of accounts payable to
 common stock at $374 per share
 on March 31, 2000                      193         -           72,200          -             -            -

Common stock issued for services at
 $1,365 per share on May 3, 2000        130         -          177,450          -             -            -

Common stock issued for services at
 $1,345 per share on May 4, 2000         97         -          130,500          -             -            -

Conversion of notes and interest
 payable to common stock at $311
 per share on May 19, 2000              645            1       200,374          -             -            -

Common stock issued for services at
 $898 per share on June 5, 2000.        197         -          177,000          -             -            -

Conversion of notes and interest
 payable to common stock at $105
 per share on August 16, 2000           267         -           28,034          -             -            -

Common stock issued for services at
 $417 per share on Sept. 5, 2000         42         -           17,500          -             -            -

Common stock issued for services at
 $300 per share on Sept. 12, 2000       797            1       238,999          -             -            -
                                -----------  -----------  ------------  ------------  ------------  -----------
Balance Forward                      10,580  $        11  $  6,967,932  $       -     $   (184,872) $(6,281,787)
                               ------------  -----------  ------------  ------------  ------------  -----------

The accompanying notes are an integral part of these financial statements.

Page 28
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                     Common Stock           Additional      Stock         Other
                                     ------------            Paid-in     Subscription  Comprehensive  Accumulated
                                    Shares      Amount       Capital      Receivable      Loss         (Deficit)
                                 -----------  -----------  ------------  ------------  ------------  ------------
Balance Forward                      10,580   $      11    $ 6,967,932   $      -      $   (184,872) $(6,281,787)

Conversion of debentures and
 interest payable to common stock
 at $61 per share on Oct.31,2000        270         -           16,400          -             -            -

Common stock issued for services at
 $135 per share on November 9, 2000     233         -           31,500          -              -           -

Conversion of debentures and
 interest payable to common stock
 at $71 per share on Nov. 16, 2000    1,390            1        98,660          -              -           -

Common stock for services at
 $93 per share on November 16, 2000     417            1        38,749          -              -           -

Gain on valuation of marketable
 securities                            -            -             -             -           184,872        -

Net loss for the year ended
 December 31, 2000                     -            -             -             -              -     (2,441,645)
                                 -----------  -----------  ------------  ------------  ------------  -----------
Balance, December 31, 2000           12,890           13     7,153,241          -              -     (8,723,432)

Conversion of notes and interest
 payable to common stock at $90
 per share on January 4,2001          1,281            1       115,286          -             -            -

Common stock issued for services at
 $90 per share on February 1, 2001      167         -           15,000          -             -            -

Conversion of notes and interest
 payable to common stock at $90
 per share on February 20,2001          448            1        40,354          -             -            -

Conversion of debentures and
 interest payable to common stock
 at $86 per share on March 9, 2001      433            1        37,317          -             -            -

Common stock issued for services
 at $59 per share on June 6, 2001       700            1        41,999          -             -            -

Common stock issued for services
 at $45 per share on June 6, 2001        83         -            3,750          -             -            -

Common stock issued for subscription
 receivable at $45 on June 6, 2001       50         -            2,250        (2,250)         -            -
                                 -----------  -----------  ------------  ------------  ------------  -----------
Balance Forward                      16,052  $        17  $  7,409,197  $     (2,250) $       -     $(8,723,432)
                                 -----------  -----------  ------------  ------------  ------------  -----------

The accompanying notes are an integral part of these financial statements.

Page 29
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                     Common Stock           Additional      Stock         Other
                                     ------------            Paid-in     Subscription  Comprehensive  Accumulated
                                    Shares      Amount       Capital      Receivable      Loss         (Deficit)
                                 -----------  -----------  ------------  ------------  -------------  ------------
Balance Forward                        16,052  $        17  $  7,409,197  $     (2,250) $       -     $(8,723,432)

Common stock issued for services at
 $30 per share on June 20, 2001         4,167            4       124,996          -              -           -

Conversion of notes and interest
 payable to common stock at $28
 per share on June 20, 2001             1,417            1        40,264          -              -           -

Conversion of debentures and interest
 payable to common stock at
 $84 per share on June 20, 2001         1,060            1        88,849          -              -           -

Common stock issued for services at
 $30 per share on July 6,2001              33         -            1,000          -              -           -

Conversion of notes payable to
 common stock at $30 per share on
 July 6, 2001                           3,334            3        99,997          -              -           -

Conversion of debentures and
 interest payable to common stock
 at $56 per share on July 6, 2001         233         -           13,039          -              -           -

Common stock issued for services
 at $30 per share on Aug. 14, 2001        172         -            5,150          -              -           -

Common stock issued for services
 at $30 per share on Aug. 29, 2001         32         -              950          -              -           -

Common stock issued for accounts
 payable at $15 per share on
 October 1, 2001                          133         -            2,040          -              -           -

Conversion of debentures to common
 stock at $6 per share on
 December 18, 2001                      1,250            1         7,499          -              -           -

Additional expense for stock issued
 below market value                      -            -           11,250          -              -           -

Common stock issued for accounts
 payable at $15 per share on
 December 18, 2001                         50         -              765          -              -           -

Common stock issued for services at
 $15 per share on December 18, 2001       650            1         9,944          -              -           -

Common stock issued for services at
 $15 per share on December 20, 2001    56,666           56       849,944          -              -           -

Common stock issued for services at
 $12 per share on December 27, 2001       417            1         4,999          -              -           -

Net loss for the year ended
 December 31, 2001                       -            -             -             -              -      (1,637,507)
                                  -----------  -----------  ------------  ------------  ------------  ------------
Balance, December 31, 2001             85,666  $        85  $  8,669,881  $     (2,250) $       -     $(10,360,939)
                                  =========== ============ =============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

Page 30
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                    For the Years             January 1,
                                                   Ended December 31,          Through
                                            ----------------------------      December 31,
                                                  2001           2000            2001
                                              ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (1,637,507)  $ (2,441,645)  $ (4,079,152)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                    9,123         14,572         23,695
    Common stock issued for services             1,057,796      1,233,582      2,291,378
    Disposition of marketable securities              -           279,000        279,000
    Loss on disposal of assets                      45,516           -            45,516
    Additonal expense for stock issued below
     fair market value                              11,250           -            11,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable       4,850         (4,850)          -
    (Increase) decrease in accounts receivable -
      related party                                  7,600          5,450         13,050
    (Increase) decrease in prepaids and other
      assets                                         9,126          1,000         10,126
    Increase (decrease) in accounts payable         52,445        103,585        156,030
    Increase (decrease) in accrued expenses        204,454        (71,797)       132,657
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by
        Operating Activities                      (235,347)      (881,103)    (1,116,450)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                            -           (21,539)       (21,539)
  Proceeds from sale of securities                    -           221,000        221,000
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by Investing
         Activities                                   -           199,461       199,461
                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from cash overdraft                         486           -               486
  Payments on cash overdraft                          -           (16,149)       (16,149)
  Payment on notes payable and
    convertible debentures                          (1,000)       (56,407)       (57,407)
  Proceeds from notes payable and
    convertible debentures                         234,584        755,475        990,059
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                      234,070        682,919        916,989
                                              ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                     (1,277)         1,277           -

CASH AT BEGINNING OF YEAR                             -              -              -
                                              ------------   ------------   ------------
CASH AT END OF YEAR                           $     (1,277)  $      1,277   $       -
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $     11,000   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH TRANSACTIONS
  Debentures converted to common stock        $    122,500   $    142,372   $    264,872
  Interest converted to common stock          $     42,607   $     19,600   $     62,207
  Common stock issued for notes payable       $    277,504   $    217,693   $    495,197
  Common stock issued for services            $  1,057,796   $  1,233,582   $  2,291,378
  Common stock issued for accounts payable    $      2,805   $     83,550   $     86,305
  Common stock issued for subscription
   receivable                                 $      2,250   $       -      $      2,250

The accompanying notes are an integral part of these financial statements.

Page 31
                                  CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Career Worth, Inc. The Company was incorporated in the State of Utah on March 20, 1987 as M&K Investments, Inc.

Effective October 20, 1994, the Company completed an Agreement and Plan of Reorganization with Dynamic Information Systems & eXchange, Inc. (DiSX) whereby the Company issued 14,483,326 (3,620,838 post-split shares) shares of its common stock in exchange for 100% of the issued and outstanding common stock of DiSX. The Company also changed its name on this date to Dynamic Information System & eXchange, Inc. On October 31, 1994, the Company effected a reverse stock split of the outstanding common shares at a rate of 1 share for every 2 shares outstanding. During 1995 the shareholders approved an additional reverse stock split at a rate of 1 share for every 2 shares outstanding. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock splits.

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

Effective September 30, 1999, the Company and it's subsidiary merged with the Company being the surviving entity.

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

Page 32
                                  CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

c.  Basic Loss Per Share (Continued)

                    For the Year Ended               For the Year Ended
                    December 31, 2001                 December 31, 2000
           ---------------------------------  --------------------------------
              Loss         Shares  Per-Share     Loss        Shares    Per-Share
           (Numerator) (Denominator) Amount   (Numerator)  (Denominator) Amount
           ----------- ------------ --------  ------------ ----------- ---------
Net Loss   $(1,637,507)     22,693  $(72.16)  $(2,441,645)      9,588  $(254.66)

Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

d. Provision for Taxes

At December 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $9,245,000, which will expire in 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                    For the Years Ended
                                                        December 31,
                                                   --------------------------
                                                        2001          2000
                                                   ------------  ------------

Income tax benefit at statutory rate                 $ 205,488      $ 927,825
Change in valuation allowance                         (205,488)      (927,825)
                                                    ----------     ----------
                                                     $    -         $    -
                                                    ==========     ==========

Page 33
                                  CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Provision for Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                      For the Years Ended
                                                          December 31,
                                                 ----------------------------
                                                      2001          2000
                                                 -------------  -------------
Income tax benefit at statutory rate             $   3,520,392  $   3,314,904
Change in valuation allowance                       (3,520,392)    (3,314,904)
                                                  ------------   ------------
                                                 $        -     $        -
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

Page 34
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 200 and 2000

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition

The Company recognized media revenues upon completion of services.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $355 and $14,767 for the years ended December 31, 2001 and 2000, respectively.

k.  Newly Issued Accounting Pronouncements

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

Page 35
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 200 and 2000


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Newly Issued Accounting Pronouncements (Continued)

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

SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

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

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

Page 36
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 200 and 2000

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Marketable Securities

The Company has adopted the provisions of SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." In 1999, the Company received 41,667 shares of topjobs, p.l.c. which were valued at their trading price of $12 per share for a total valuation of $500,000. The Company classified the shares as available for sale. Accordingly, the decrease in value of $184,872 from the date the shares were received to December 31, 1999 was reflected as a separate component of stockholders' equity.

During 2000, these marketable securities were sold and are reflected on the statement of operations and statement of stockholders' equity (deficit).

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $1,693,223, has experienced significant losses for the year ended December 31, 2001 and 2000 totaling $3,894,280 and has an accumulated deficit of $10,360,939 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flow by diversifying its business activities. Subsequent to the 2001 calendar year, the Company acquired controlling interest in an internet optical business. The Company also began to expand in residential and commercial building activities. With the construction activity, the Company acquired a line of credit to assist it in building operations intended to generate working capital. In addition, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the first quarter of 2002, the Company was able to significantly reduce its debt through negotiations with its creditors and note holders.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:                     December 31,
                                                                 2001
                                                            -------------
Computer equipment                                           $     47,682
Office equipment                                                   41,286
Capital lease equipment                                             8,794
                                                            -------------
                                                                   97,762
Accumulated depreciation                                          (83,631)
Net book value of assets applied against accounts payable         (14,131)
                                                            -------------
                                                             $       -
                                                            =============

Total depreciation expense for the years ended December 31, 2001 and 2000 was $9,123 and $14,572, respectively.

Page 37
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:
                                                                December 31,
                                                                    2001
                                                                -----------
Accrued salaries and wages                                     $    108,841
Payroll taxes payable                                               344,111
Accrued interest payable                                            200,218
Contingent liability                                                 82,347
                                                                -----------
                                                               $    735,157
                                                                ===========

NOTE 5 - RELATED PARTY PAYABLE
                                                                 December 31,
                                                                     2001
                                                                -----------
Note payable to a family organization related
 to an officer, secured by Company stock, at
 12% per cent per annum, payable on demand.                    $      4,720
                                                                -----------
                                                               $      4,720
                                                                ===========


NOTE 6 - CONVERTIBLE DEBENTURES

1996 convertible debentures payable to three individuals
bearing interest at 10% per annum, convertible into Company
stock at $0.50 per share.  Interest and principle due
on demand.                                                     $     30,000

1997 convertible debentures payable to three individuals
bearing interest at 10% per annum, convertible into company
stock at an average price of $0.375 per share.  Interest
and principal due on demand.                                          2,000

1998 convertible debentures payable to three individuals
bearing interest at 12% per annum, convertible into Company
stock at $0.25 per share.  Interest and principal due
on demand.                                                           30,000

1999 convertible debentures payable to four individuals
bearing interest at 12% per annum, convertible into Company
stock at an average price of $0.25 per share.  Interest
and principal due on demand.                                         45,045

2000 convertible debentures payable to three individuals bearing interest at 12% per annum, convertible into Company common
stock at an average price of $0.25 per share.  Interest and
principal due on demand.                                             35,000
                                                               ------------
     Total Convertible Debentures                              $    142,045
                                                               ============

Page 38
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 7 - LONG-TERM DEBT

Notes payable to five individuals, secured by Company stock,
at 12% per annum payable on demand.                            $    386,141

Note payable to Company, secured by Company stock, at
12% per annum, payable by demand.                                   100,000

Note payable to individual at 10% per annum, secured by
Company, due upon demand.                                            50,000

Note payable to an individual at 30% per annum, secured
by Company stock, due upon demand.                                    9,000

Note payable to two individuals at 12% per annum, unsecured,
due on demand.                                                       30,000

Note payable to a company at 12% per annum, unsecured,
due on demand.                                                        5,500

Note payable to an individual at $25% per annum, unsecured,
due on demand.                                                       14,000

Note payable to an individual at 20% per annum, unsecured,
due on demand                                                         6,000

Note payable to Utah State University at 6% per annum, unsecured, with an initial payment of $9,000 due June 30, 1996 and thereafter monthly principal and interest payments
of $2,852                                                            39,198
                                                                -----------

    Total Long-Term Debt                                            639,839

    Less current portion long-term liabilities                     (639,839)
                                                               ------------

    Long-term debt                                             $       -
                                                               ============
Principal maturities are as follows:

                2001                                           $    639,839
                2002                                                    -
                2003                                                    -
                2004                                                    -
                2005                                                    -
                2006 and thereafter                                     -
                                                               ------------
                                                               $    639,839
                                                                ===========

Page 39
                                 CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 8 -COMMITMENTS AND CONTINGENCIES

Pending Litigation
------------------

The Company is involved in litigation with Laservend, Inc., a Utah corporation ("Laservend"), who is undergoing Chapter 7 bankruptcy proceedings in the Bankruptcy Court for the District of Utah, Central Division. Laservend's
Bankruptcy Trustee filed a complaint against the Company on June 18, 1998, alleging that Laservend had advanced the Company $225,000 with the agreement or understanding that the company would repay Laservend $225,000 plus interest. Subsequently, the complaint was amended alleging that the amounts advanced with interest are $273,000. The Company contended that the parties were in merger negotiations and that the amounts advanced were part of these negotiations.

Further, that in the event that a merger did not occur, any and all amounts advanced by Laservend to the Company would be repaid through the Company's common stock at the rate of $0.50 per share. The merger failed to take place due to events occurring in Laservend. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance is a loan to be repaid by the Company, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. An answer was filed by the Company. The Bankruptcy Court granted the Trustee's Motion for Summary Judgment. The Order granted judgment in the amount of $273,347 principle, together with prejudgment interest of $66,884, plus prejudgment interest estimated at $28,751 in accordance with 29 U.S.C. ss.1961. The Company had accrued $377,180 prior to any payments. The trustee garnished amounts claimed due from topjobs.net inc, the JV, and the bank account of the Company. The Trustee has also executed liens on the computer equipment, stock in topjobs.net inc and topjobs.net plc, and other assets of the Company. The Company then entered into a Settlement Agreement with the Trustee. Under the terms of the Settlement Agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agreed to forbear from obtaining writs of garnishment or executions or otherwise collecting on the judgment except for the collection of the two garnishments described above. During such period of forbearance, the writs of execution remain in effect. Management intended to make payment of the judgment. The Company deposited the TopJobs.plc stock with the court against the liability during the first quarter 2000. During the second quarter of 2000, the trustee paid $221,000 against the liability as consideration for the TopJobs.plc stock. During the second quarter 2001, the Trustee liquidated a company asset, reducing the outstanding balance by $47,500. The asset that was liquidated had a book value of $95,000. The Trustee paid the outstanding property tax on the land of $1,984 resulting in a loss booked by the Company of $45,516. Other payments to the Trustee have been made in 2000 and 2001. As of December 31, 2001, the outstanding balance was $82,347 and has been included in accrued expenses in the financial statements (See Note 4). The Company has not been released from this litigation.

The Company is involved in litigation with an individual for claims of compensation for investor relations services performed for the Company. The complaint was filed in November 2000. The amount claimed as compensation for such services are the sum of $70,000 as well as stock options for 600,000 shares of stock. The Company plans to aggressively dispute this claim. The plaintiff is seeking a default judgment at a hearing in April 2002. Because the hearing is in Arizona, the Company will seek a continuance in insure adequate representation.

Page 40
                                 CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 8 -COMMITMENTS AND CONTINGENCIES (Continued)

Pending Litigation (Continued)
------------------------------

In August 2000, a judgment against the Company was issued on behalf of Busch Provo, L.C., the Company's landlord. The judgment was partially satisfied by an execution sale of much of Career Worth's office furniture and equipment. There is an ongoing dispute with the landlord because he has invoiced the Company for rent beyond the amounts specified in the lease agreement.

Operating Lease Obligation
--------------------------

The Company is leasing its office space on a month-to-month basis. Rent expense for the year ended December 31, 2001 and 2000 was $53,444 and $70,359, respectively.

NOTE 9 -RELATED PARTY TRANSACTIONS

On December 20, 2001, the Company entered into consulting agreements with two individuals who became members of the Company's board of directors. As part of the consulting agreements, each director received 28,333 post split shares of the Company's common stock specifically identified as up front compensation for joining the Company's board of directors. The term of the agreements are for 12 months and give the Company the option to compensate the directors for services rendered during the term of the agreement which amount have not yet been determined. The 56,666 issued pursuant to these consulting agreements have been valued at $850,000 and have been included as compensation expense in the accompanying financial statements.

During 2001, the Company issued a total of 5,116 post split shares of common stock to current and former officers and directors of the Company for services rendered and payments of notes payable.

NOTE 10 -SUBSEQUENT EVENTS

On January 9, 2002, the Company issued 1,400 shares of common stock for accrued wages and 17,002 shares for services and notes payable.

On February 25, 2002, the Company effected a reverse stock split of it's outstanding common stock at a rate of 1 share for every 100 shares outstanding. On March 6, 2002, the Company implemented an additional reverse stock split of it's outstanding common stock at a rate of 1 share for every 30 shares outstanding. All shares of common stock reflected in the accompanying financial statements and these footnotes have been retroactively restated to reflect these reverse stock splits.

On February 28, 2002, the Company entered into a stock exchange agreement with The Internet Eye Doctor, Inc., a Nevada corporation wherein the Company issued 1,000,000 shares of post split common stock in exchange for all of the issued and outstanding common stock of The Internet Eye Doctor, Inc.

On March 6, 2002, the Company acquired 100% of Regency Development Corporation (Regency), a Nevada Corporation, in exchange for 10,000,000 shares of the Company's common stock. Regency Development's principal asset is a 40-acre tract of land in Oasis, Nevada. Regency had four shareholders two of whom are the new directors of the Company discussed in Note 7. These two new directors received 9,000,000 of the Company's shares of common stock issued for the acquisition of Regency.

Page 41
                               CAREER WORTH, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 10 - SUBSEQUENT EVENTS (Continued)

On March 25, 2002, the Company acquired AALL Finished Construction, Inc., a privately held construction company. The Company issued 1,000,000 post split shares of common stock for all of the outstanding shares of common stock of AALL Finished Construction, Inc.

On March 25, 2002, The Company entered in to a sponsorship and stock excange agreement with ASGA, Inc. The Company received 1,300,000 shares of ASGA restricted common stock in exchange for 1,300,000 shares of the Company's restricted common stcok. Teh Company will become an event presenting sponsor at fifteen American Senior Golf Association events between May 2002 and December 2003.