Form 10QSB
period 2002-03-31
CAREER WORTH INC
filed 2002-05-20
CIK 934395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 0-27557


                               CAREER WORTH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                             75-3016197
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

3809 S. West Temple #1D, Salt Lake City, UT                     84115
-------------------------------------------               -------------------
(Address of principal executive offices)                      (Zip Code)

                                 (801) 281-0001
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 15,848,408 shares of common stock, par value $0.001, as of March 31, 2002.

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

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                       $        356      $        -
                                             ------------      ------------

    Total Current Assets                              356               -
                                             ------------      ------------

OTHER ASSETS

  Website, net                                      9,167               -
  Investments                                      32,562               -
  Goodwill                                         30,648               -
  Building lots                                       381               -
  Undeveloped land                                    -                 -
                                             ------------      ------------

    Total Other Assets                             72,758               -
                                             ------------      ------------

    TOTAL ASSETS                             $     73,114      $        -
                                             ============      ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                March 31,       December 31,
                                                  2002              2001
                                              ------------      ------------
                                               (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                              $        486      $        486
  Accounts payable                                 135,199           170,976
  Accrued expenses                                 682,117           735,157
  Current portion - long-term debt                 566,019           639,839
  Convertible debentures                            85,000           142,045
  Notes payable - related parties                   15,615             4,720
                                              ------------      ------------

    Total Current Liabilities                    1,484,436         1,693,223
                                              ------------      ------------

LONG-TERM DEBT                                         -                 -
                                              ------------      ------------

    Total Liabilities                            1,484,436         1,693,223
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    8,922               -
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; 17,619
    shares issued or outstanding                        18               -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 15,848,408 and
    85,666 shares issued and outstanding,
    respectively                                    15,848                85
  Additional paid-in capital                    13,103,073         8,669,881
  Stock subscriptions receivable                  (407,250)           (2,250)
  Treasury stock                                   (33,000)              -
  Deferred Fees                                 (2,870,833)              -
  Accum. deficit prior to development stage     (6,466,659)       (6,466,659)
  Accum. deficit during development stage       (4,761,441)       (3,894,280)
                                              -------------     ------------

    Total Stockholders' Equity (Deficit)        (1,420,244)       (1,693,223)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $     73,114      $        -
                                              ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                      From
                                                                  Inception of
                                                                   Development
                                                                    Stage on
                                                                   January 1,
                                  For the Three Months Ended         2000
                                           March 31,                Through
                                -----------------------------      March 31,
                                    2002          2001               2002
                                ------------    ------------     ------------

SALES                           $        -      $      1,320     $    160,837

COST OF SALES                            -             1,557           63,424
                                ------------    ------------     ------------
GROSS MARGIN                             -              (237)          97,413
                                ------------    ------------     ------------
OPERATING EXPENSES
  Salaries and wages                     -            89,053          520,588
  Depreciation and amortization          278           3,408           23,973
  General and administrative         959,191          69,598        4,073,790
                                ------------    ------------     ------------
    Total Operating Expenses         959,469         162,059        4,618,351
                                ------------    ------------     ------------
    Loss from Operations            (959,469)       (162,296)      (4,520,938)

OTHER INCOME (EXPENSE)
  Loss on disposal of assets            -               -             (45,516)
  Loss on sale of securities            -               -            (279,000)
  Interest income                       -               -                 781
  Other income                         1,145            -               1,145
  Interest expense                   (39,095)        (25,317)        (233,043)
                                ------------    ------------     ------------
    Total Other Income (Expense)     (37,950)        (25,317)        (555,633)
                                ------------    ------------     ------------
NET LOSS BEFORE EXTRAORDINARY
  ITEM                              (997,419)       (187,613)      (5,076,571)
                                ------------    ------------     ------------
EXTRAORDINARY ITEM
 Forgiveness of debt                 128,179             -            128,179
                                ------------    ------------     ------------

NET LOSS BEFORE MINORITY INTEREST   (869,240)       (187,613)      (4,948,392)

MINORITY INTEREST                      2,079             -              2,079
                                ------------    ------------     ------------

NET LOSS                        $   (867,161)   $   (187,613)    $ (4,946,313)
                                ------------    ------------     ------------



The accompanying notes are an integral part of these consolidated financial statements.

                   CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                                  For the Three Months Ended          2000
                                           March 31,                Through
                                -----------------------------      March 31,
                                    2002          2001               2002
                                ------------    ------------     ------------

NET LOSS                        $   (867,161)   $   (187,613)    $ (4,946,313)

OTHER COMPREHENSIVE LOSS
    Gain on valuation of
      marketable securities             -                -            184,872
                                ------------    ------------     ------------
NET COMPREHENSIVE LOSS          $   (867,161)   $   (187,613)    $ (4,761,441)
                                ============    ============     ============

BASIC LOSS PER SHARE            $      (0.22)   $     (12.93)
                                ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                3,862,391          14,515
                                ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                     Preferred Stock          Common Stock          Additional     Stock                      Other
                     ---------------          ------------           Paid-in    Subscription  Deferred    Comprehensive  Accumulated
                   Shares       Amount     Shares       Amount       Capital     Receivable      Fees         Loss        (Deficit)
                  ----------  ---------- -----------  -----------  ------------ ------------  ----------  -----------  ------------
Balance,
  January 1, 2000       -     $     -         7,523   $       8    $ 5,456,448   $       -     $      -    $(184,872)   $(6,281,787)

Common stock issued for services  $330 per share
 on Jan. 1, 2000        -           -           318           1        104,961           -            -           -              -

Conversion of debentures and interest payable  to common stock at $160 per share
 on Jan. 1, 2000        -           -             4           -            640           -            -           -              -

Conversion of accounts payable to common stock at $355 per share on
 January 1, 2000        -            -           32           -         11,350           -            -           -              -

Common stock issued for services at $596 per share
 on Feb. 1, 2000        -            -          114           -         68,000           -            -           -              -

Common stock issued for services at $1,765 per share
 on March 31, 2000      -            -          141           -        248,921           -            -           -              -

Conversion of debentures and interest payable to common stock at $444 per share
 on March 31, 2000      -            -           80           -         35,555           -            -           -              -

Conversion of accounts payable to common stock at $374 per share
 on March 31, 2000      -            -          193           -         72,200           -            -           -              -

Common stock issued for services at $1,365 per share
on May 3, 2000          -            -          130           -        177,450           -            -           -              -

Common stock issued for services at $1,345 per share
on May 4, 2000          -            -           97           -        130,500           -            -           -              -
                  ---------   ----------  ----------  ----------   -----------  ----------  -----------    ----------    -----------
Balance Forward         -    $       -        8,632   $        9   $ 6,306,025   $       -    $       -    $ (184,872)  $(6,281,787)
                  ---------   ----------   ---------   ----------  -----------  ----------   ----------    ----------    -----------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  -----------  ------------- ------------  -----------  ------------   ------------
Balance forward       -    $     -          8,632   $       9    $ 6,306,025   $       -     $      -    $  (184,872)  $ (6,281,787)

Conversion of notes and interest payable to common stock at $311 per share
 on May 19, 2000      -          -            645           1        200,374           -            -             -              -

Common stock issued for services at $898 per share
 on June 5, 2000.     -          -            197          -         177,000           -            -             -              -

Conversion of notes and interest payable to common stock at $105 per share
 on August 16, 2000   -          -            267          -          28,034           -            -             -              -

Common stock issued for services at $417 per share
on Sept. 5, 2000      -          -             42          -          17,500           -            -             -              -

Common stock issued for services at $300 per share
 on Sept. 12, 2000    -          -            797            1       238,999           -            -             -              -

Conversion of debentures and interest payable to common stock at $61 per share
 on Oct.31,2000       -          -            270          -          16,400           -             -            -              -

Common stock issued for services at $135 per share
 on November 9, 2000  -          -            233          -          31,500           -             -            -              -

Conversion of debentures and interest payable to common stock at $71 per share
 on Nov. 16, 2000     -          -          1,390            1        98,660           -             -            -              -
                 ---------   --------     ---------   ----------   ----------- -----------  -----------   -----------    -----------
Balance Forward       -    $     -         12,473   $       12   $ 7,114,492   $       -    $       -     $ (184,872)   $(6,281,787)
                 ---------   --------     ---------   ----------   -----------  ----------   ----------   -----------    -----------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock        Additional      Stock                      Other
                     ---------------        ------------          Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares      Amount       Capital     Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   ------------
Balance forward         -    $     -      12,473   $      12   $ 7,114,492   $       -     $      -     $  (184,872)   $ (6,281,787)

Common stock for services at $93 per share
 on November 16, 2000   -          -         417           1        38,749           -            -             -              -

Gain on valuation of marketable
 securities             -          -          -            -            -            -            -         184,872            -

Net loss for the year ended
 December 31, 2000      -          -          -            -            -            -            -             -        (2,441,645)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   -------------

Balance,
 December 31, 2000      -          -      12,890          13     7,153,241           -            -             -        (8,723,432)

Conversion of notes and interest payable to common stock at $90 per share
 on January 4,2001      -          -       1,281           1       115,286           -            -             -              -

Common stock issued for services at $90 per share
 on February 1, 2001    -          -         167           -        15,000           -            -             -              -

Conversion of notes and interest payable to common stock at $90 per share
 on February 20,2001    -          -         448           1        40,354           -            -             -              -

Conversion of debentures and interest payable to common stock at $86 per share
 on March 9, 2001       -          -         433           1        37,317           -            -             -              -

Common stock issued for services at $59 per share
 on June 6, 2001        -          -         700           1        41,999           -            -             -              -
                 ----------  ----------  ---------  ----------  ------------ -----------  ------------  ------------   -------------
Balance Forward         -    $     -      15,919   $      17   $ 7,403,197   $       -    $       -     $       -      $ (8,723,432)
                 ----------  ----------  ---------  ----------   ----------- -----------  ------------  ------------   -------------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock         Additional      Stock                      Other
                     ---------------        ------------          Paid-in     Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount      Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------   ------------
Balance forward         -   $     -       15,919   $      17    $ 7,403,197   $       -     $      -    $        -    $ (8,723,432)

Common stock issued for services at $45 per share
 on June 6, 2001        -         -           83          -           3,750           -            -             -              -

Common stock issued for subscription receivable at $45
on June 6, 2001         -         -           50          -           2,250       (2,250)          -             -              -

Common stock issued for services at $30 per share
 on June 20, 2001       -         -        4,167           4        124,996           -            -             -              -

Conversion of notes and interest payable to common stock at $28 per share
 on June 20, 2001       -         -        1,417           1         40,262           -            -             -              -

Conversion of debentures and interest payable to common stock at $84 per share
 on June 20, 2001       -         -        1,060           1         88,849           -            -             -              -

Common stock issued for services at $30 per share
 on July 6,2001         -         -           33          -           1,000           -            -             -              -

Conversion of notes payable to common stock at $30 per share
 on July 6, 2001        -         -        3,334           3         99,997           -            -             -              -

Conversion of debentures and interest payable to common stock at $56 per share
 on July 6, 2001        -         -          233          -          13,039           -            -             -              -
                 ---------  -----------  --------- ----------   -----------   ----------  -----------    ----------    -----------
Balance Forward         -   $     -       26,293   $       26   $ 7,777,340   $   (2,250)  $       -     $       -     $(8,723,432)
                 ---------  -----------  --------- ----------   -----------   ----------   ----------    ----------    -----------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares      Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ----------  ---------  ----------  ------------  ------------  -----------  ------------   ------------
Balance forward         -   $     -        26,293  $      26   $ 7,777,340   $   (2,250)   $      -     $        -     $ (8,723,432)

Common stock issued for services at $30 per share
 on Aug. 14, 2001       -         -           172         -          5,150           -            -              -              -

Common stock issued for services at $30 per share
 on Aug. 29, 2001       -         -            32         -            950           -            -              -              -

Common stock issued for accounts payable at $15 per share
 on October 1, 2001     -         -           133         -          2,040           -            -              -              -

Conversion of debentures to common stock at $6 per share
 on December 18, 2001   -         -         1,250          1         7,499           -            -              -              -

Additional expense for stock issued
 below market value     -         -            -          -         11,250           -            -              -              -

Common stock issued for accounts payable at $15 per share
 on December 18, 2001   -         -            50         -            765           -            -              -              -

Common stock issued for services at $15 per share
 on December 18, 2001   -         -           650          1         9,944           -            -              -              -

Common stock issued for services at $15 per share
 on December 20, 2001   -         -        56,666         56       849,944           -            -              -              -
                 ---------  ----------  ---------  ----------  ------------  ------------ ------------  ------------   -------------
Balance Forward         -   $     -        85,249  $      84   $ 8,664,882   $   (2,250)  $       -     $       -      $ (8,723,432)
                 ---------  ----------  ---------  ----------  ------------  ------------ ------------  ------------   -------------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------   -----------  ------------- ------------  -----------  -------------  ------------
Balance forward         -   $     -        85,249  $      84    $ 8,664,882   $   (2,250)   $      -     $        -     $(8,723,432)

Common stock issued for services at $12 per share
 on December 27, 2001   -         -           417          1          4,999           -            -              -              -

Net loss for the year ended
 December 31, 2001      -         -            -          -             -             -            -              -      (1,637,507)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------

Balance,
 December 31, 2001      -         -        85,666         85      8,669,881       (2,250)          -              -     (10,360,939)

Common stock issued for services at $9.00 per share on January 9, 2002
 (unaudited)            -         -        18,411         19        165,681           -            -              -              -

Common stock issued for conversion of debt at $9.00 per share on February 19, 2002
 (unaudited)            -         -         7,000          7         62,993           -            -              -              -

Preferred stock issued for conversion of debt at $5.00 per share on February 20, 2002
 (unaudited)       17,031        17            -          -          85,136           -            -              -              -

Common stock issued for services at $3.00 per share on February 26, 2002
 (unaudited)            -         -       110,000        110        329,890           -            -              -              -

Common stock issued for investment on March 6, 2002 (see Note 4) at $0.001
 per share (unaudited)  -         -    10,000,000     10,000            -             -            -              -              -
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------
Balance Forward    17,031   $     17   10,221,077  $  10,221    $ 9,313,581   $   (2,250)   $      -     $        -    $(10,360,939)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------- -------------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------  -----------  ------------- ------------  -----------  -------------  ------------
Balance forward    17,031   $     17   10,221,077 $   10,221    $ 9,313,581  $   (2,250)   $      -     $       -      $(10,360,939)

Common stock issued for investment on March 7, 2002 at $0.33 per share (see Note 4)
 (unaudited)          -          -      1,000,000      1,000         32,000          -            -             -              -

Common stock for services at $1.50 per share on Mar 7,2002
 (unaudited)          -          -        100,331        100         150,396         -            -             -              -

Common stock issued for investment on March 8, 2002 at $0.64 per share (see Note 4)
 (unaudited)          -          -          2,000          2           1,278         -            -             -              -

Additional expense for options granted March 11, 2002
 (unaudited)          -          -             -           -         650,000         -      (650,000)           -              -

Exercise of options at $0.45 per share on March 11, 2002
 (unaudited)          -          -      1,000,000      1,000         449,000   (450,000)          -             -              -


Common stock issued for investment on March 12, 2002 at $0.0313 per share (see Note 4)
 (unaudited)          -          -      1,000,000       1,000         30,282          -           -             -              -

Preferred stock issued for conversion of debt at $5.00 per share on March 31, 2002
 (unaudited)          588          1            -          -           2,936          -           -             -              -

Common stock issued for sponsorship on March 22, 2002 at $1.75 per share (see Note 4)
 (unaudited)          -          -      1,300,000       1,300      2,273,700          -   (2,275,000)           -              -

Common stock for services at $2.00 per share on Mar 25, 2002
 (unaudited)          -          -        100,000         100        199,900          -           -             -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward     17,619  $     18   14,723,408 $    14,723    $13,103,073 $ (452,250)   $(2,925,000)  $      -      $(10,360,939)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    14,723,408 $    14,723  $  13,103,073 $ (452,250)   $(2,925,000)   $      -    $(10,360,939)

Common stock issued for investment on March 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,125,000       1,125            -           -            -              -              -

Amortization of deferred consulting
 (unaudited)           -          -            -            -             -           -          54,167           -              -

Services performed for subscription receivable
 (unaudited)           -          -            -            -             -       45,000            -             -              -

Net loss for the three months ended March 31, 2002
 (unaudited)           -          -            -             -             -          -             -             -        (867,161)
                 ---------  ---------  -----------  ----------  ------------- ------------  -----------   -----------   ------------

Balance March 31, 2002
(unaudited)         17,619  $     18    15,848,408  $   15,848  $  13,103,073 $ (407,250)   $(2,870,833)          -    $(11,228,100)
                 =========  =========  ===========  =========== ============= ===========   ============  ===========  =============

Accumulated deficit prior to the
 development stage                                                                                                     $ (6,466,659)

Accumulated deficit during the
 development stage                                                                                                       (4,761,441)
                                                                                                                        ------------
                                                                                                                       $(11,228,100)
                                                                                                                       =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           From Inception
                                                                           Of Development
                                                                              Stage on
                                               For the Three Months           January 1,
                                                  Ended March 31,              Through
                                             ----------------------------      March 31,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (867,161)  $   (187,613)  $ (4,946,313)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                      833          3,408         24,528
    Amortization of deferred compensation           54,167           -            54,167
    Common stock issued for services               549,196         15,000      2,840,574
    Disposition of marketable securities              -              -           279,000
    Services provided for subscription receivable   45,000           -            45,000
    Loss on disposal of assets                        -              -            45,516
    Forgiveness of debt                           (128,179)          -          (128,179)
    Additional expense for stock issued below
     fair market value                             297,000           -           308,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        -             3,830           -
    (Increase) decrease in accounts receivable -
      related party                                   -              -            13,050
    (Increase) decrease in prepaids and other
      assets                                          -              -            10,126
    Increase (decrease) in accounts payable         (2,279)         8,447        153,751
    Increase (decrease) in accrued expenses         36,545         51,687        169,202
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by
        Operating Activities                       (14,878)      (105,241)    (1,131,328)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land                                    (381)          -              (381)
  Purchase of fixed assets                            -              -           (21,539)
  Proceeds from sale of securities                    -              -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by Investing
         Activities                                   (381)          -           199,080
                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party                       15,616           -            15,616
  Proceeds from cash overdraft                        -              -               486
  Payments on cash overdraft                          -              -           (16,149)
  Payment on notes payable and
    convertible debentures                            -            (1,628)       (57,407)
  Proceeds from notes payable and
    convertible debentures                            -           107,106        990,059
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                       15,616        105,478        932,604
                                              ------------   ------------   ------------

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                               For the Three Months          January 1,
                                                  Ended March 31,              Through
                                             ----------------------------      March 31,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
NET INCREASE IN CASH                                   356            237            356

CASH AT BEGINNING OF PERIOD                           -             1,277           -
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $        356   $      1,514   $        356
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $      2,700   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH TRANSACTIONS
  Debentures converted to common stock        $       -      $     36,000   $    264,872
  Interest converted to common stock          $       -      $     15,444   $     62,207
  Common stock issued for notes payable       $       -      $    141,516   $    495,197
  Common stock issued for services            $    549,196   $     15,000   $  2,840,574
  Common stock issued for accounts payable    $       -      $       -      $     86,305
  Common stock issued for accrued expenses    $     63,000   $       -      $     63,000
  Common stock issued for subscription
   receivable                                 $    450,000   $       -      $    452,250
  Common stock issued for investments         $     75,562   $       -      $     75,562
  Debentures converted to preferred stock     $      2,000   $       -      $      2,000
  Interest converted to preferred stock       $     14,048   $       -      $     14,048
  Preferred stock issued for notes payable    $     72,042   $       -      $     72,042










The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                              A Development Stage Company
                     Notes to the Consolidated Financial Statements
                          March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form
10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements include Career Worth, Inc. and its wholly and majority owned subsidiaries acquired during the period ended March 31, 2002, The Internet Eye Doctor, Inc., Regency Development Corporation and AALL Finished Constructions, Inc. (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $1,484,080, has experienced significant losses and has an accumulated deficit of $11,228,100 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

It is the intent of the Company to generate cash flow by diversifying its business activities. During the period ended March 31, 2002, the Company acquired controlling or full interest in various businesses (See Note 3). In addition, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended March 31, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                              A Development Stage Company
                     Notes to the Consolidated Financial Statements
                          March 31, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS

Reverse Splits
--------------

On February 20, 2002, the board of directors authorized a reverse stock split of the Company's common stock at a rate of 1 share for every 100 shares outstanding to be effective on February 25, 2002. On February 26, 2002, the board of directors authorized an additional reverse stock split of its common stock at a rate of 1 share for every 30 shares outstanding to be effective March 4, 2002. All shares of common stock reflected in the accompanying consolidated financial statements and these footnotes have been retroactively restated to reflect these reverse stock splits.

The Internet Eye Doctor, Inc.
-----------------------------

On February 28, 2002, the Company entered into a stock exchange agreement with The Internet Eye Doctor, Inc. (IED), a Nevada Corporation, wherein the Company issued 1,000,000 shares of common stock in exchange for 33,000,000 shares of IED's common stock. The Company's investment in IED represents approximately 55% of IED's issued and outstanding common stock and was valued at the par value of the 33,000,000 shares issued by IED or $33,000 and has been eliminated in consolidation in the accompanying consolidated financial statements. The 45% minority interest of the other shareholders of IED has been reflected separately, net of their share of the net loss of IED for the period from acquisition through March 31, 2002. The 1,000,000 shares of Career Worth, Inc. common stock being held by IED have also been valued at the $33,000 par value of IED common stock issued pursuant to the stock exchange agreement and have been reflected as treasury stock in the accompanying consolidated financial statements.

The principal business of IED is the sale of contact lenses and other eye care products on the Internet. The primary asset of IED is a website that has been developed to transact its business and is valued at $10,000 in the accompanying consolidated financial statements, net of $833 of accumulated amortization with the website being amortized over a 3 year period.

Regency Development Corporation
-------------------------------

On March 6, 2002, the Company acquired 100% of Regency Development Corporation (Regency), a Nevada Corporation, from officers and directors of the Company and other related entities in exchange for 10,000,000 shares of the Company's common stock. As of the date of the acquisition, Regency had a deficit net book value. Accordingly, the Company valued the shares issued at its par value or $10,000 with a net goodwill of $28,723 recognized in the accompanying consolidated financial statements as a result of this transaction.

Regency Development was incorporated in June 2001. Its principal asset is a 40-acre tract of undeveloped land in Oasis, Nevada and is zoned for commercial use, including casino, hotel or motel uses. This undeveloped land was acquired on January 15, 2002, for $2,000,000 from individuals and entities who were

                          CAREER WORTH, INC. AND SUBSIDIARIES
                              A Development Stage Company
                     Notes to the Consolidated Financial Statements
                          March 31, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS (Continued)

Regency Development Corporation (Continued)
-------------------------------------------

related parties in exchange for a $2,000,000 secured promissory note bearing interest at 10% with interest only payments due monthly beginning February 15, 2002 until January 15, 2005 at which time the full amount of the principal is due and payable. The accompanying consolidated financial statements include a total of $36,367 of accrued and unpaid interest related to the secured promissory note. The purchase of this undeveloped land is recorded on a "cash basis" whereby the cost in the consolidated financial statements will reflect only the cash invested in the undeveloped land and related obligations. The secured promissory note has also been excluded because of the uncertainty of obtaining adequate development financing. Accordingly, at March 31, 2002, no asset value or related debt obligation have been included in the accompanying consolidated financial statements.

H-Net.net,Inc.
--------------

On March 8, 2002, the Company entered into a stock exchange agreement with H-Net. net, Inc. (H-Net), a Colorado Corporation. Pursuant to that agreement, the Company issued 2,000 shares of its common stock in exchange for 2,000 shares of H-Net common stock. H-Net is a public company with a market value of $0.64 per share as of the date of the transaction. Accordingly, this investment has been valued at $1,280 in the accompanying consolidated financial statements at March 31, 2002.

Market Media Corporation
------------------------

On March 12, 2002, the Company entered into a stock exchange agreement with Market Media Corporation (MMC), a Nevada Corporation, acquiring an approximate 9% interest in MMC for 1,000,000 shares of the Company's common stock. MMC is a privately held company and is engaged in the broadcast media industry through its wholly owned subsidiary, FYM, Inc. The $31,282 investment value included in the accompanying consolidated financial statements represents approximately 9% of the net book value of FYM, Inc. based on the unaudited financial statements of FYM, Inc. as of December 31, 2002.

ASGA, Inc.
----------

On March 12, 2002, the Company entered in to a sponsorship and stock exchange agreement with ASGA, Inc. (ASGA), a company involved in establishing an alternative senior golf tour. In connection with this transaction, the Company received an Event Presenting Sponsorship for 15 events, valued at $2,275,000. In addition, the Company received 1,300,000 shares of ASGA common stock. In exchange for the sponsorship and the ASGA common stock, the Company issued 1,300,000 shares of its common stock to ASGA. The value of the sponsorship exceeds the value of the Company's common stock at the date of the transaction. In addition, ASGA has not yet established scheduled tour events

                          CAREER WORTH, INC. AND SUBSIDIARIES
                              A Development Stage Company
                     Notes to the Consolidated Financial Statements
                          March 31, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS (Continued)

ASGA, Inc. (Continued)
----------------------

and the value of its common stock is not readily determinable. Accordingly, the full value of the sponsorship of $2,275,000 has been recognized in exchange for the shares of common stock issued by the Company with no value assigned to the shares of ASGA common stock. Since no events have taken place wherein the Company was a sponsor, the full amount of the sponsorship has been reflected as deferred in the accompanying consolidated financial statements and has been included with other stock based deferred fees. Effective March 20, 2002, Career Worth, Inc. assigned its interest in this sponsorship agreement to The Internet Eye Doctor, Inc., which action was approved by ASGA.

AALL Finished Construction
--------------------------

On March 25, 2002, the Company acquired 100% of AALL Finished Construction, Inc.
(AALL), a Utah Corporation, from officers and directors of the Company and other related entities in exchange for 1,125,000 shares of the Company's common stock. As of the date of the acquisition, AALL had a deficit net book value. Accordingly, the Company valued the shares issued at par or $1,125 with a net goodwill of $1,925 recognized in the accompanying consolidated financial statements as a result of this transaction.

AALL was incorporated on March 5, 2002, to engage in the construction industry. On March 20, 2002, a shareholder of the Company executed a special warranty deed conveying his interest in 14 residential building lots located in Weber County, Utah along with the related debt. The building lots were acquired by the shareholder for $392,000 with corresponding notes payable totaling $415,000 less approximately $23,000 of interest reserves and closing costs. The purchase of these building lots is recorded on a "cash basis" whereby the cost in the consolidated financial statements reflects only the cash invested in the building lots and related obligations. The notes payable are also excluded because of the uncertainty of obtaining adequate development financing. Accordingly, at March 31, 2002, minimal asset value and no related debt obligations have been included in the accompanying consolidated financial statements.

NOTE 4 - SUBSEQUENT EVENTS

On April 1, 2001, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Friendly Bear Plaza, Inc. (Friendly Bear), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Friendly Bear in exchange for 1,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of Friendly Bear is Friendly Bear Plaza which is a 21,200 square foot retail shopping center located in Las Vegas, Nevada.

Also on April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with P/R Business, Inc. (P/R), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of P/R in exchange

                          CAREER WORTH, INC. AND SUBSIDIARIES
                              A Development Stage Company
                     Notes to the Consolidated Financial Statements
                          March 31, 2002 and December 31, 2001

NOTE 4 - SUBSEQUENT EVENTS (Continued)

for 3,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of P/R is Pecos Russell Business Center which consists of three separate single story professional office buildings located in Las Vegas, Nevada, each having approximately 8,000 square feet of net rentable area.

On April 16, 2002, pursuant to a Stock Exchange Agreement, the Company acquired 2,700,000 shares of Stem Genetics, Inc. common stock in exchange for 1,000,000 shares of Career Worth, Inc. common stock. The Company's ownership interest represents approximately 9% of the issued and outstanding common stock of Stem Genetics, Inc. Stem Genetics, Inc. is a development stage company organized in the state of Nevada on April 12, 2002, primarily for the purpose of conducting genetic research and any other lawful business. As of April 16, 2002, Stem Genetics, Inc. had no material assets or liabilities.

On April 18, 2002, the board of directors authorized the Company to enter into consulting agreements with five separate individuals and grant a total of 629,000 options to acquire shares of the Company's common stock with exercise prices of $0.45 per share in exchange for promissory notes totaling $283,050. The market price of the Company's common stock on the date of this transaction was $3.25 per share.

The board of directors also authorized on April 18, 2002, the issuance of 100,000 shares of common stock to a consultant. The market price of the Company's common stock on the date of this transaction was $3.25 per share.

On April 23, 2002, the board of directors authorized the issuance of 74,024 shares of Class A Convertible Preferred Stock as settlement for outstanding obligations totaling $370,074.

On April 25, 2002, the board of directors authorized the issuance of 200,000 shares of common stock to a related party in settlement of debt totaling $1,837.50. The market value of the Company's common stock on the date of this transaction was $3.25 per share.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On February 25,2002 the Company reverse split its stock at a rate of 1 share for every 100 shares outstanding. On March 4, the Company again reverse split its stock at a rate of 1 share for every 30 shares outstanding.

It is the intent of the Company to generate cash flow by diversifying its business activities. During the first quarter of 2002, the Company (1) acquired Regency Development ("Regency'), a Nevada corporation, which controlled 40 acres of property in Nevada, (2) secured a controlling interest in Internet Eye Doctor ("Eye Doctor"), (3) acquired AALL Finished Construction, Inc. ("AALL Finished"), and (4) executed a sponsorship agreement with the American Senior Golf Association, ASGA, Inc. In order to fund these enterprises, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended March 31, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders.

Because of the significant change in operating activities and the business environment from 2001 to 2002, comparisons of the financial statements for the first quarters of those years may have limited significance.

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001
---------------------------------------------------------------------

No revenues were recorded for the quarter ended March 31, 2002 compared to $1,320 for the same period of 2001. This decrease was due to the change in corporate direction and management. During the first quarter, diversification began and the new subsidiaries were being put into place. Production from the new entities will be visible during the second and third quarters of this fiscal year as working capital is raised and invested in the Company. Cost of sales for the three months ended March 31, 2002 were $0 as compared to $1,557 for three months ended March 31, 2001. The reduction in direct costs was due to the change in the Company's business activities.

For the first quarter of fiscal year 2002, operating expenses were $959,469, consisting of salaries and wages of $0, depreciation and amortization expenses of $278, and general and administrative expenses of $959,191, resulting in a loss from operations of $959,469. Total operating expenses for the same period of 2001 were $162,059, consisting of salaries and wages of $89,053, depreciation and amortization expenses of $3,408, and general and administrative expenses of $69,598, resulting in a loss from operations of $162,296. The decrease in salaries and wages resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions.

Total other expense for the first three months of 2002 netted an expense of $37,950 compared to an expense of $25,317 for the first three months of 2001. Other expense for the periods was comprised primarily of interest expense. The increase from the 2001 period to the 2002 period was due primarily to additional interest expense.

The net loss before extraordinary items for the Company was $997,419 in the first quarter of 2002 compared to $187,613 for the same period of the prior year. During the first three months of the current year, the Company booked $128,179 as extraordinary income for forgiveness of debt and $2,079 as minority interest in a subsidiary. There were no comparable categories in the 2001 statement. The net loss was $867,161 for the first quarter of 2002, again compared to $187,613 in 2001. The Company experienced no comprehensive losses in either 2002 or 2001 leaving the net comprehensive losses equal to the net losses for the respective three-month periods. The basic loss per share for the first quarter 2002 was $0.22 as compared to $12.93 for the first quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2002, the issuance of shares of the Company's common and preferred stock and some notes payable were utilized to fund the developmental operations, convert debt, pay professional services, and for other activities of the Company.

The Company had a working capital deficit of $1,484,080, at March 31, 2002. The Company had a cash balance of $356. Cash used in operations for the quarter ended March 31, 2002 was $14,878 compared with $105,241 for the quarter ended March 31, 2001. Cash flows used in investing activities was $381 in the first quarter 2002 compared with $0 in the same period prior year. The increase was due to the initial activities in the Company's construction subsidiary in March 2002. Financing proceeds from related parties were $15,616 in first quarter of 2002 compared to net financing proceeds from notes payable and convertible debentures of $105,478 in first quarter of 2001.

Because the Company has an accumulated deficit of $11,228,100, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has signi- ficantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to preferred stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan.

At end of the first quarter 2002, accounts payable totaled $135,199 compared to $170,976 at year end. At March 31, 2002, the Company had recorded $682,117 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2001, accrued expenses totaled $735,157. The decrease was due to reductions in accrued interest and accrued salaries and wages. The Company is also working to settle its outstanding payroll tax obligations with the proper taxing authorities.

At March 31, 2002, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $666,634 compared with $786,604 at December 31,2001. The company anticipates converting more that $300,000 of the March 31,2002 total to equity through issuance of shares of the Company's preferred stock or restricted shares of the common stock during the second quarter 2002.

In prior reports, the Company has recorded contingent liabilities with related accrued interest as a separate category. In this report, the $82,397 is included in accrued expenses. The total is unchanged from year-end 2001. This amount is owed to LaserVend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1998. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 1999 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter 2001 the Trustee credited $47,500 against the liability upon disposal of a Company assets. The balance of otherfunds forwarded to the Trustee through the end of the first quarter 2002 left a balance of $82,397 in accrued expenses.

In November 2000, Mark Wolkos and MW Investments Marketing filed a complaint in the Superior Court of Maricopa County, Arizona against the Company for compensation relating to investor relations services. The complaint alleged compensation due for such services of $70,000 as well as stock options for 600,000 shares of stock. The Company has filed an answer denying the claims. Due the difficulties CWI experienced in late 2001, little was done on this claim. A court date is set in April 2002 on the plaintiff's motion for default judgment. The Company has retained local counsel.


                          ITEM 2. CHANGES IN SECURITIES

     None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5. OTHER INFORMATION


Events that have taken place subsequent to the end of the first quarter 2002 are noted below.

On April 1, 2001, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Friendly Bear Plaza, Inc. (Friendly Bear), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Friendly Bear in exchange for 1,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of Friendly Bear is Friendly Bear Plaza which is a 21,200 square foot retail shopping center located in Las Vegas, Nevada.

Also on April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with P/R Business, Inc. (P/R), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of P/R in exchange for 3,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of P/R is Pecos Russell Business Center which consists of three separate single story professional office buildings located in Las Vegas, Nevada, each having approximately 8,000 square feet of net rentable area.

On April 16, 2002, pursuant to a Stock Exchange Agreement, the Company acquired 2,700,000 shares of Stem Genetics, Inc. common stock in exchange for 1,000,000 shares of Career Worth, Inc. common stock. The Company's ownership interest represents approximately 9% of the issued and outstanding common stock of Stem Genetics, Inc. Stem Genetics, Inc. is a development stage company organized in the state of Nevada on April 12, 2002, primarily for the purpose of conducting genetic research and any other lawful business. As of April 16, 2002, Stem Genetics, Inc. had no material assets or liabilities.

On April 18, 2002, the board of directors authorized the Company to enter into consulting agreements with five separate individuals and grant a total of 629,000 options to acquire shares of the Company's common stock with exercise prices of $0.45 per share in exchange for promissory notes totaling $283,050. The market price of the Company's common stock on the date of this transaction was $3.25 per share.

The board of directors also authorized on April 18, 2002, the issuance of 100,000 shares of common stock to a consultant. The market price of the Company's common stock on the date of this transaction was $3.25 per share.


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

The Company filed a report on Form 8-K with the Commission on March 21, 2002 disclosing a stock exchange agreement for the acquisition of Regency Development Corporation, a Nevada Corporation. The purpose of the agreement was for the Company to obtain control of a parcel of land located in Oasis, Nevada, which Regency owns. BonnieJean Tippetts resigned as interim president and David Wolfson was named as president.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAREER WORTH, INC.
                                  [Registrant]



Dated: May 20, 2002                /S/David Wolfson
                                   ----------------------
                                   President and Director