Form 10QSB/A
period 2002-03-31
CAREER WORTH INC
filed 2002-05-31
CIK 934395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


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

     The accompany unaudited financial statements have been restated to properly account for the 1-for-30 reverse split related to certain stock issuances for services. See Note 5 to the accompany consolidated financial statement.

                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


The Board of Directors
Career Worth, Inc. and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Career Worth, Inc. and Subsidiaries (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements (and Note 4 to the annual financial statements for the year ended December 31, 2001 (not presented herein)), the Company has a deficit in working capital, has experienced significant losses and has an accumulated deficit at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Career Worth, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 10, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it was derived.


HJ & Associates, LLC
Salt Lake City, Utah
May 23, 2002

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
                                             ============      ============











See  accompanying  notes and accountants' review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                March 31,       December 31,
                                                  2002              2001
                                              ------------      ------------
                                               (Unaudited)
CURRENT LIABILITIES                            (Restated)

  Cash overdraft                              $        486      $        486
  Accounts payable                                 135,199           170,976
  Accrued expenses                                 682,117           735,157
  Current portion - long-term debt                 566,019           639,839
  Convertible debentures                            85,000           142,045
  Notes payable - related parties                   15,615             4,720
                                              ------------      ------------

    Total Current Liabilities                    1,484,436         1,693,223
                                              ------------      ------------

LONG-TERM DEBT                                         -                 -
                                              ------------      ------------

    Total Liabilities                            1,484,436         1,693,223
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    8,922               -
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; 17,619
    shares issued or outstanding                        18               -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 15,742,075 and
    85,666 shares issued and outstanding,
    respectively                                    15,742                85
  Additional paid-in capital                    12,784,179         8,669,881
  Stock subscriptions receivable                  (407,250)           (2,250)
  Treasury stock                                   (33,000)              -
  Deferred Fees                                 (2,870,833)              -
  Accum. deficit prior to development stage     (6,466,659)       (6,466,659)
  Accum. deficit during development stage       (4,442,441)       (3,894,280)
                                              -------------     ------------

    Total Stockholders' Equity (Deficit)        (1,420,244)       (1,693,223)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $     73,114      $        -
                                              ============      ============

See accompanying notes and accountants' review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                      From
                                                                  Inception of
                                                                   Development
                                                                    Stage on
                                                                   January 1,
                                  For the Three Months Ended         2000
                                           March 31,                Through
                                -----------------------------      March 31,
                                    2002          2001               2002
                                ------------    ------------     ------------
                                 (Restated)                       (Restated)

SALES                           $        -      $      1,320     $    160,837

COST OF SALES                            -             1,557           63,424
                                ------------    ------------     ------------
GROSS MARGIN                             -              (237)          97,413
                                ------------    ------------     ------------
OPERATING EXPENSES
  Salaries and wages                     -            89,053          520,588
  Depreciation and amortization          278           3,408           23,973
  General and administrative         640,191          69,598        3,754,790
                                ------------    ------------     ------------
    Total Operating Expenses         640,469         162,059        4,299,351
                                ------------    ------------     ------------
    Loss from Operations            (640,469)       (162,296)      (4,201,938)

OTHER INCOME (EXPENSE)
  Loss on disposal of assets            -               -             (45,516)
  Loss on sale of securities            -               -            (279,000)
  Interest income                       -               -                 781
  Other income                         1,145            -               1,145
  Interest expense                   (39,095)        (25,317)        (233,043)
                                ------------    ------------     ------------
    Total Other Income (Expense)     (37,950)        (25,317)        (555,633)
                                ------------    ------------     ------------
NET LOSS BEFORE EXTRAORDINARY
  ITEM                              (678,419)       (187,613)      (4,757,571)
                                ------------    ------------     ------------
EXTRAORDINARY ITEM
 Forgiveness of debt                 128,179             -            128,179
                                ------------    ------------     ------------

NET LOSS BEFORE MINORITY INTEREST   (550,240)       (187,613)      (4,629,392)

MINORITY INTEREST                      2,079             -              2,079
                                ------------    ------------     ------------

NET LOSS                        $   (548,161)   $   (187,613)    $ (4,627,313)
                                ------------    ------------     ------------



See  accompanying  notes and accountants' review report.

                   CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)
                                                                     From
                                                                  Inception of
                                                                  Development
                                                                    Stage on
                                                                   January 1,
                                  For the Three Months Ended          2000
                                           March 31,                Through
                                -----------------------------      March 31,
                                    2002          2001               2002
                                ------------    ------------     ------------
                                 (Restated)                       (Restated)

NET LOSS                        $   (548,161)   $   (187,613)    $ (4,627,313)

OTHER COMPREHENSIVE LOSS
    Gain on valuation of
      marketable securities             -                -            184,872
                                ------------    ------------     ------------
NET COMPREHENSIVE LOSS          $   (548,161)   $   (187,613)    $ (4,442,441)
                                ============    ============     ============

BASIC LOSS PER SHARE            $      (0.14)   $     (12.93)
                                ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                3,823,403          14,515
                                ============    ============





See  accompanying  notes and accountants' review report.

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

See accompanying notes and accountants' review report.

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

See accompanying notes and accountants' review report.

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

See accompanying notes and accountants' review report.

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

See accompanying notes and accountants' review report.

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

See accompanying notes and accountants' review report.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------   -----------  ------------- ------------  -----------  -------------  ------------
Balance forward         -   $     -        85,249  $      84    $ 8,664,882   $   (2,250)   $      -     $        -     $(8,723,432)

Common stock issued for services at $12 per share
 on December 27, 2001   -         -           417          1          4,999           -            -              -              -

Net loss for the year ended
 December 31, 2001      -         -            -          -             -             -            -              -      (1,637,507)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------

Balance,
 December 31, 2001      -         -        85,666         85      8,669,881       (2,250)          -              -     (10,360,939)

Common stock issued for services at $9.00 per share on January 9, 2002
 (unaudited)            -         -        18,411         19        165,681           -            -              -              -

Common stock issued for conversion of debt at $9.00 per share on February 19, 2002
 (unaudited)            -         -         7,000          7         62,993           -            -              -              -

Preferred stock issued for conversion of debt at $5.00 per share on February 20, 2002
 (unaudited)       17,031        17            -          -          85,136           -            -              -              -

Common stock issued for services at $3.00 per share on February 26, 2002
 (unaudited)(restated)  -         -         3,667          4         10,996           -            -              -              -

Common stock issued for investment on March 6, 2002 (see Note 4) at $0.001
 per share (unaudited)  -         -    10,000,000     10,000            -             -            -              -              -
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------
Balance Forward    17,031   $     17   10,114,744  $  10,115    $ 8,994,687   $   (2,250)   $      -     $        -    $(10,360,939)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------- -------------

See accompanying notes and accountants' review report.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------  -----------  ------------- ------------  -----------  -------------  ------------
Balance forward    17,031   $     17   10,114,744 $   10,115    $ 8,994,687  $   (2,250)   $      -     $       -      $(10,360,939)

Common stock issued for investment on March 7, 2002 at $0.33 per share (see Note 4)
 (unaudited)          -          -      1,000,000      1,000         32,000          -            -             -              -

Common stock for services at $1.50 per share on Mar 7,2002
 (unaudited)          -          -        100,331        100         150,396         -            -             -              -

Common stock issued for investment on March 8, 2002 at $0.64 per share (see Note 4)
 (unaudited)          -          -          2,000          2           1,278         -            -             -              -

Additional expense for options granted March 11, 2002
 (unaudited)          -          -             -           -         650,000         -      (650,000)           -              -

Exercise of options at $0.45 per share on March 11, 2002
 (unaudited)          -          -      1,000,000      1,000         449,000   (450,000)          -             -              -


Common stock issued for investment on March 12, 2002 at $0.0313 per share (see Note 4)
 (unaudited)          -          -      1,000,000       1,000         30,282          -           -             -              -

Preferred stock issued for conversion of debt at $5.00 per share on March 31, 2002
 (unaudited)          588          1            -          -           2,936          -           -             -              -

Common stock issued for sponsorship on March 22, 2002 at $1.75 per share (see Note 4)
 (unaudited)          -          -      1,300,000       1,300      2,273,700          -   (2,275,000)           -              -

Common stock for services at $2.00 per share on Mar 25, 2002
 (unaudited)          -          -        100,000         100        199,900          -           -             -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward     17,619  $     18   14,617,075 $    14,617    $12,784,179 $ (452,250)   $(2,925,000)  $      -      $(10,360,939)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

See accompanying notes and accountants' review report.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    14,617,075 $    14,617  $  12,784,179 $ (452,250)   $(2,925,000)   $      -    $(10,360,939)

Common stock issued for investment on March 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,125,000       1,125            -           -            -              -              -

Amortization of deferred consulting
 (unaudited)           -          -            -            -             -           -          54,167           -              -

Services performed for subscription receivable
 (unaudited)           -          -            -            -             -       45,000            -             -              -

Net loss for the three months ended March 31, 2002
 (unaudited)           -          -            -             -             -          -             -             -        (548,161)
                 ---------  ---------  -----------  ----------  ------------- ------------  -----------   -----------   ------------

Balance March 31, 2002
(unaudited)         17,619  $     18    15,742,075  $   15,742  $  12,784,179 $ (407,250)   $(2,870,833)          -    $(10,909,100)
                 =========  =========  ===========  =========== ============= ===========   ============  ===========  =============

Accumulated deficit prior to the
 development stage                                                                                                     $ (6,466,659)

Accumulated deficit during the
 development stage                                                                                                       (4,442,441)
                                                                                                                        ------------
                                                                                                                       $(10,909,100)
                                                                                                                       =============

See  accompanying  notes and accountants' review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           From Inception
                                                                           Of Development
                                                                              Stage on
                                               For the Three Months           January 1,
                                                  Ended March 31,              Through
                                             ----------------------------      March 31,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (Restated)                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (548,161)  $   (187,613)  $ (4,627,313)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                      833          3,408         24,528
    Amortization of deferred compensation           54,167           -            54,167
    Common stock issued for services               527,196         15,000      2,818,574
    Disposition of marketable securities              -              -           279,000
    Services provided for subscription receivable   45,000           -            45,000
    Loss on disposal of assets                        -              -            45,516
    Forgiveness of debt                           (128,179)          -          (128,179)
    Additional expense for stock issued below
     fair market value                             297,000           -            11,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        -             3,830           -
    (Increase) decrease in accounts receivable -
      related party                                   -              -            13,050
    (Increase) decrease in prepaids and other
      assets                                          -              -            10,126
    Increase (decrease) in accounts payable         (2,279)         8,447        153,751
    Increase (decrease) in accrued expenses         36,545         51,687        169,202
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by
        Operating Activities                       (14,878)      (105,241)    (1,131,328)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land                                    (381)          -              (381)
  Purchase of fixed assets                            -              -           (21,539)
  Proceeds from sale of securities                    -              -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by Investing
         Activities                                   (381)          -           199,080
                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party                       15,616           -            15,616
  Proceeds from cash overdraft                        -              -               486
  Payments on cash overdraft                          -              -           (16,149)
  Payment on notes payable and
    convertible debentures                            -            (1,628)       (57,407)
  Proceeds from notes payable and
    convertible debentures                            -           107,106        990,059
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                       15,616        105,478        932,604
                                              ------------   ------------   ------------

See accompanying notes and accountants' review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                               For the Three Months          January 1,
                                                  Ended March 31,              Through
                                             ----------------------------      March 31,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (Restated)                     (Restated)
NET INCREASE IN CASH                                   356            237            356

CASH AT BEGINNING OF PERIOD                           -             1,277           -
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $        356   $      1,514   $        356
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $      2,700   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH TRANSACTIONS
  Debentures converted to common stock        $       -      $     36,000   $    264,872
  Interest converted to common stock          $       -      $     15,444   $     62,207
  Common stock issued for notes payable       $       -      $    141,516   $    495,197
  Common stock issued for services            $    527,196   $     15,000   $  2,818,574
  Common stock issued for accounts payable    $       -      $       -      $     86,305
  Common stock issued for accrued expenses    $     63,000   $       -      $     63,000
  Common stock issued for subscription
   receivable                                 $    450,000   $       -      $    452,250
  Common stock issued for investments         $     75,562   $       -      $     75,562
  Debentures converted to preferred stock     $      2,000   $       -      $      2,000
  Interest converted to preferred stock       $     14,048   $       -      $     14,048
  Preferred stock issued for notes payable    $     72,042   $       -      $     72,042










See  accompanying  notes and accountants' review report.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $1,484,080, has experienced significant losses and has an accumulated deficit of $10,909,100 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 - CORRECTION OF ERROR

Subsequent to the original issuance of the March 31, 2002 consolidated financial statements, the Company determined that certain stock issuances for services did not properly account for the 1-for-30 reverse stock split thereby overstating general and administrative expenses by $319,000. Correction of this error had the following effect on the previously reported net loss for the three months ended March 31, 2002 and has an equal overstatement of the retained deficit as of March 31, 2002.

                                Originally             As
                                 Reported           Restated       Difference
                               ------------       ------------    ------------
Common stock                   $     15,848       $     15,742    $      106 (1)
Additional paid in capital       13,103,073         12,784,179       318,894 (1)
Net loss                            867,161            548,161       319,000 (1)
Loss per share                 $      (0.22)      $      (0.14)         0.08 (2)

(1) Relates to the proper valuation of stock issued for services giving effect to the 1-for-30 reverse stock split.
(2) Loss per share decreased by $0.08 per share.

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

For the first quarter of fiscal year 2002, operating expenses were $640,469, consisting of salaries and wages of $0, depreciation and amortization expenses of $278, and general and administrative expenses of $640,191, resulting in a loss from operations of $640,469. Total operating expenses for the same period of 2001 were $162,059, consisting of salaries and wages of $89,053, depreciation and amortization expenses of $3,408, and general and administrative expenses of $69,598, resulting in a loss from operations of $162,296. The decrease in salaries and wages resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions.

Total other expense for the first three months of 2002 netted an expense of $37,950 compared to an expense of $25,317 for the first three months of 2001. Other expense for the periods was comprised primarily of interest expense. The increase from the 2001 period to the 2002 period was due primarily to additional interest expense.

The net loss before extraordinary items for the Company was $678,419 in the first quarter of 2002 compared to $187,613 for the same period of the prior year. During the first three months of the current year, the Company booked $128,179 as extraordinary income for forgiveness of debt and $2,079 as minority interest in a subsidiary. There were no comparable categories in the 2001 statement. The net loss was $867,161 for the first quarter of 2002, again compared to $187,613 in 2001. The Company experienced no comprehensive losses in either 2002 or 2001 leaving the net comprehensive losses equal to the net losses for the respective three-month periods. The basic loss per share for the first quarter 2002 was $0.14 as compared to $12.93 for the first quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

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

Because the Company has an accumulated deficit of $10,909,100, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has signi- ficantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to preferred stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan.

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

At March 31, 2002, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $666,634 compared with $786,604 at December 31,2001. The company anticipates converting more than $300,000 of the March 31,2002 total to equity through issuance of shares of the Company's preferred stock or restricted shares of the common stock during the second quarter 2002.

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

                                   CAREER WORTH, INC.
                                   [Registrant]



Dated: May 29, 2002                /S/David Wolfson
                                   ----------------------
                                   President and Director