Form 10QSB
period 2002-06-30
CAREER WORTH INC
filed 2002-08-19
CIK 934395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 0-27557


                               CAREER WORTH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              75-3016197
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3809 S. West Temple #1D, Salt Lake City, UT                     84115
-------------------------------------------               -----------------
(Address of principal executive offices)                      (Zip Code)

                                 (801) 281-0001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 24,056,165 shares of common stock, par value $0.001, as of June 30, 2002.

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

     The accompany unaudited financial statements have been restated to properly account for the 1-for-30 reverse split related to certain stock issuances for services. See Note 5 to the accompany consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                              June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                       $     11,988      $        -
  Prepaid expenses                                 25,478               -
  Related party receivables                         5,390               -
                                             ------------      ------------

    Total Current Assets                           42,856               -
                                             ------------      ------------
PROPERY AND EQUIPMENT, NET (Note 4)             9,844,298               -
                                             ------------      ------------

OTHER ASSETS

  Website, net                                      8,333               -
  Investments                                      34,444               -
  Goodwill                                         30,648               -
  Construction in progress                         70,774               -
  Undeveloped land                                    -                 -
                                             ------------      ------------

    Total Other Assets                            143,899               -
                                             ------------      ------------

    TOTAL ASSETS                             $ 10,031,053      $        -
                                             ============      ============




The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,       December 31,
                                                  2002              2001
                                              ------------      ------------
                                               (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                              $        632      $        486
  Accounts payable                                 200,336           170,976
  Accrued expenses                                 509,192           735,157
  Current portion - long-term debt               1,809,812           639,839
  Convertible debentures                            20,000           142,045
  Notes payable - related parties                  354,396             4,720
                                              ------------      ------------

    Total Current Liabilities                    2,894,368         1,693,223
                                              ------------      ------------

LONG-TERM DEBT                                   5,658,484              -
                                              ------------      ------------

    Total Liabilities                            8,552,852         1,693,223
                                              ------------      ------------

MINORITY INTEREST                                   35,059               -
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; 599
    shares issued or outstanding                         1               -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 24,056,165 and
    85,666 shares issued and outstanding,
    respectively                                    24,056                85
  Additional paid-in capital                    22,508,696         8,669,881
  Stock subscriptions receivable                  (508,594)          (2,250)
  Treasury stock                                    (2,700)              -
  Deferred Fees                                 (5,010,867)              -
  Other comprehensive loss                        (124,272)         184,872
  Accum. deficit prior to development stage     (6,466,659)      (6,466,659)
  Accum. deficit during development stage       (9,225,063)      (4,079,152)
                                              -------------     ------------

    Total Stockholders' Equity (Deficit)        10,031,053       (1,693,223)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $ 10,028,353      $        -
                                              ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            From
                                                                                        Inception of
                                                                                         Development
                                                                                          Stage on
                                          For the                     For the            January 1,
                                      Six Months Ended          Three Months Ended          2000
                                          June 30,                    June 30,            Through
                                 --------------------------  --------------------------   June 30,
                                      2002          2001          2002          2001         2002
                                 ------------  ------------  ------------  ------------  ----------
SALES                            $    163,770  $      5,150  $    163,770  $      6,470  $  324,607

COST OF SALES                             523           -             523         1,557      63,947
                                 ------------  ------------  ------------  ------------  ----------

GROSS MARGIN                          163,247        5,150       163,247         4,913     260,660
                                 ------------  ------------  ------------  ------------  ----------

OPERATING EXPENSES

  Salaries and wages                      -          22,139           -         111,192     520,588
  Depreciation and amortization        72,900         2,970        73,178         6,378      96,873
  General and administrative        4,132,147       168,092     5,091,338       237,690   8,205,937
                                 ------------  ------------  ------------  ------------  ----------

     Total Operating Expenses       4,205,047       193,201     5,164,516       355,260   8,823,398
                                 ------------  ------------  ------------  ------------  ----------

     Loss from Operations          (4,041,800)     (188,051)   (5,001,269)     (350,347) (8,562,738)
                                 ------------  ------------  ------------  ------------  ----------

OTHER INCOME (EXPENSE)

  Loss on disposal of assets              -         (45,516)          -         (45,516)    (45,516)
  Loss on sale of securities              -             -             -             -      (279,000)
  Interest income                         -             -             -             -           781
  Other income                         (1,145)          -             -             -           -
  Interest expense                   (243,927)      (26,206)     (283,022)      (51,523)   (476,970)
                                 ------------  ------------  ------------  ------------  ----------

     Total Other Income (Expense)    (245,072)      (71,722)     (283,022)      (97,039)   (800,705)
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS BEFORE EXTRAORDINARY ITEM (4,286,872)     (259,773)   (5,284,291)     (447,386) (9,363,443)

EXTRAORDINARY ITEM
 Forgiveness of Debt                    3,959           -         132,138           -       132,138
                                  -----------  ------------  ------------  ------------  ----------

NET LOSS BEFORE MINORITY INTEREST  (4,282,913)     (259,773)   (5,152,153)     (447,386) (9,231,305)

MINORITY INTEREST                       4,163           -           6,242           -         6,242
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS                           (4,278,750)     (259,773)   (5,145,911)     (447,386) (9,225,063)

OTHER COMPREHENSIVE LOSS

  Gain (loss) on valuation of
   marketable securities              (60,600)          -         (60,600)          -       124,272
                                   ------------  ------------  ------------  ------------  ---------


NET COMPREHENSIVE LOSS           $ (4,339,350) $   (259,773) $ (5,203,511) $   (447,386)$(9,100,791)
                                 ============  ============  ============  ============ ===========

BASIC LOSS PER SHARE             $      (0.23) $     (16.07) $      (0.40) $    (29.16)
                                 ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                18,827,038        16,163    12,900,626        15,344
                                 ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                     Preferred Stock          Common Stock          Additional     Stock                      Other
                     ---------------          ------------           Paid-in    Subscription  Deferred    Comprehensive  Accumulated
                   Shares       Amount     Shares       Amount       Capital     Receivable      Fees         Loss        (Deficit)
                  ----------  ---------- -----------  -----------  ------------ ------------  ----------  -----------  ------------
Balance,
  January 1, 2000       -     $     -         8,045   $       8    $ 5,456,448   $       -     $      -    $      -     $(6,466,659)

Common stock issued for services  $330 per share
 on Jan. 1, 2000        -           -           318           1        104,961           -            -           -              -

Conversion of debentures and interest payable  to common stock at $160 per share
 on Jan. 1, 2000        -           -             4           -            640           -            -           -              -

Conversion of accounts payable to common stock at $355 per share on
 January 1, 2000        -            -           32           -         11,350           -            -           -              -

Common stock issued for services at $596 per share
 on Feb. 1, 2000        -            -          114           -         68,000           -            -           -              -

Common stock issued for services at $1,765 per share
 on March 31, 2000      -            -          141           -        248,921           -            -           -              -

Conversion of debentures and interest payable to common stock at $444 per share
 on March 31, 2000      -            -           80           -         35,555           -            -           -              -

Conversion of accounts payable to common stock at $374 per share
 on March 31, 2000      -            -          193           -         72,200           -            -           -              -

Common stock issued for services at $1,365 per share
on May 3, 2000          -            -          130           -        177,450           -            -           -              -

Common stock issued for services at $1,345 per share
on May 4, 2000          -            -           97           -        130,500           -            -           -              -
                  ---------   ----------  ----------  ----------   -----------  ----------  -----------    ----------    -----------
Balance Forward         -    $       -        9,154   $        9   $ 6,306,025   $       -    $       -    $      -     $(6,466,659)
                  ---------   ----------   ---------   ----------  -----------  ----------   ----------    ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                    Preferred Stock        Common Stock          Additional     Stock                      Other
                    ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  -----------  ------------- ------------  -----------  ------------   ------------
Balance forward       -    $     -          9,154   $       9    $ 6,306,025   $       -     $      -    $        -    $ (6,466,659)

Conversion of notes and interest payable to common stock at $311 per share
 on May 19, 2000      -          -            645           1        200,374           -            -             -              -

Common stock issued for services at $898 per share
 on June 5, 2000.     -          -            197          -         177,000           -            -             -              -

Conversion of notes and interest payable to common stock at $105 per share
 on August 16, 2000   -          -            267          -          28,034           -            -             -              -

Common stock issued for services at $417 per share
on Sept. 5, 2000      -          -             42          -          17,500           -            -             -              -

Common stock issued for services at $300 per share
 on Sept. 12, 2000    -          -            797            1       238,999           -            -             -              -

Conversion of debentures and interest payable to common stock at $61 per share
 on Oct.31,2000       -          -            270          -          16,400           -             -            -              -

Common stock issued for services at $135 per share
 on November 9, 2000  -          -            233          -          31,500           -             -            -              -

Conversion of debentures and interest payable to common stock at $71 per share
 on Nov. 16, 2000     -          -          1,390            1        98,660           -             -            -              -
                 ---------   --------     ---------   ----------   ----------- -----------  -----------   -----------    -----------
Balance Forward       -    $     -         12,995   $       12   $ 7,114,492   $       -    $       -     $       -     $(6,466,659)
                 ---------   --------     ---------   ----------   -----------  ----------   ----------   -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock        Additional      Stock                      Other
                     ---------------        ------------          Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares      Amount       Capital     Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   ------------
Balance forward         -    $     -      12,995   $      12   $ 7,114,492   $       -     $      -     $       -      $ (6,466,659)

Common stock for services at $93 per share
 on November 16, 2000   -          -         417           1        38,749           -            -             -              -

Gain on valuation of marketable
 securities             -          -          -            -            -            -            -         184,872            -

Net loss for the year ended
 December 31, 2000      -          -          -            -            -            -            -             -        (2,441,645)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   -------------

Balance,
 December 31, 2000      -          -      12,890          13     7,153,241           -            -         184,872      (8,908,304)

Conversion of notes and interest payable to common stock at $90 per share
 on January 4,2001      -          -       1,281           1       115,286           -            -             -              -

Common stock issued for services at $90 per share
 on February 1, 2001    -          -         167           -        15,000           -            -             -              -

Conversion of notes and interest payable to common stock at $90 per share
 on February 20,2001    -          -         448           1        40,354           -            -             -              -

Conversion of debentures and interest payable to common stock at $86 per share
 on March 9, 2001       -          -         433           1        37,317           -            -             -              -

Common stock issued for services at $59 per share
 on June 6, 2001        -          -         700           1        41,999           -            -             -              -
                 ----------  ----------  ---------  ----------  ------------ -----------  ------------  ------------   -------------
Balance Forward         -    $     -      16,441   $      17   $ 7,403,197   $       -    $       -     $    184,872   $ (8,908,304)
                 ----------  ----------  ---------  ----------   ----------- -----------  ------------  ------------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock         Additional      Stock                      Other
                     ---------------        ------------          Paid-in     Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount      Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------   ------------
Balance forward         -   $     -       16,441   $      17    $ 7,403,197   $       -     $      -    $    184,872  $ (8,908,304)

Common stock issued for services at $45 per share
 on June 6, 2001        -         -           83          -           3,750           -            -             -              -

Common stock issued for subscription receivable at $45
on June 6, 2001         -         -           50          -           2,250       (2,250)          -             -              -

Common stock issued for services at $30 per share
 on June 20, 2001       -         -        4,167           4        124,996           -            -             -              -

Conversion of notes and interest payable to common stock at $28 per share
 on June 20, 2001       -         -        1,417           1         40,262           -            -             -              -

Conversion of debentures and interest payable to common stock at $84 per share
 on June 20, 2001       -         -        1,060           1         88,849           -            -             -              -

Common stock issued for services at $30 per share
 on July 6,2001         -         -           33          -           1,000           -            -             -              -

Conversion of notes payable to common stock at $30 per share
 on July 6, 2001        -         -        3,334           3         99,997           -            -             -              -

Conversion of debentures and interest payable to common stock at $56 per share
 on July 6, 2001        -         -          233          -          13,039           -            -             -              -
                 ---------  -----------  --------- ----------   -----------   ----------  -----------    ----------    -----------
Balance Forward         -   $     -       26,818   $       26   $ 7,777,340   $   (2,250)  $       -     $  184,872    $(8,908,304)
                 ---------  -----------  --------- ----------   -----------   ----------   ----------    ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares      Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ----------  ---------  ----------  ------------  ------------  -----------  ------------   ------------
Balance forward         -   $     -        28,818  $      26   $ 7,777,340   $   (2,250)   $      -     $    184,872   $ (8,908,304)

Common stock issued for services at $30 per share
 on Aug. 14, 2001       -         -           172         -          5,150           -            -              -              -

Common stock issued for services at $30 per share
 on Aug. 29, 2001       -         -            32         -            950           -            -              -              -

Common stock issued for accounts payable at $15 per share
 on October 1, 2001     -         -           133         -          2,040           -            -              -              -

Conversion of debentures to common stock at $6 per share
 on December 18, 2001   -         -         1,250          1         7,499           -            -              -              -

Additional expense for stock issued
 below market value     -         -            -          -         11,250           -            -              -              -

Common stock issued for accounts payable at $15 per share
 on December 18, 2001   -         -            50         -            765           -            -              -              -

Common stock issued for services at $15 per share
 on December 18, 2001   -         -           650          1         9,944           -            -              -              -

Common stock issued for services at $15 per share
 on December 20, 2001   -         -        56,666         56       849,944           -            -              -              -
                 ---------  ----------  ---------  ----------  ------------  ------------ ------------  ------------   -------------
Balance Forward         -   $     -        85,771  $      84   $ 8,664,882   $   (2,250)  $       -     $    184,872   $ (8,908,304)
                 ---------  ----------  ---------  ----------  ------------  ------------ ------------  ------------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------   -----------  ------------- ------------  -----------  -------------  ------------
Balance forward         -   $     -        85,771  $      84    $ 8,664,882   $   (2,250)   $      -     $    184,872   $(8,908,304)

Common stock issued for services at $12 per share
 on December 27, 2001   -         -           417          1          4,999           -            -              -              -

Net loss for the year ended
 December 31, 2001      -         -            -          -             -             -            -              -      (1,637,507)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------

Balance,
 December 31, 2001      -         -        86,188         85      8,669,881       (2,250)          -          184,872   (10,545,811)

Common stock issued for services at $9.00 per share on January 9, 2002
 (unaudited)            -         -        18,411         19        165,681           -            -              -              -

Common stock issued for conversion of debt at $9.00 per share on February 19, 2002
 (unaudited)            -         -         7,000          7         62,993           -            -              -              -

Preferred stock issued for conversion of debt at $5.00 per share on February 20, 2002
 (unaudited)       17,031        17            -          -          85,136           -            -              -              -

Common stock issued for services at $3.00 per share on February 26, 2002
 (unaudited)(restated)  -         -         3,667          4         10,996           -            -              -              -

Common stock issued for investment on March 6, 2002 (see Note 4) at $0.001
 per share (unaudited)  -         -    10,000,000     10,000            -             -            -              -              -
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  -------------  ------------
Balance Forward    17,031   $     17   10,115,266  $  10,115    $ 8,994,687   $   (2,250)   $      -     $    184,872  $(10,545,811)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock       Common Stock          Additional     Stock                      Other
                     ---------------       ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount    Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ---------  -----------  ------------- ------------  -----------  -------------  ------------
Balance forward    17,031   $     17   10,115,266 $   10,115    $ 8,994,687  $   (2,250)   $      -     $    184,872   $(10,545,811)

Common stock issued for investment on March 7, 2002 at $0.33 per share (see Note 4)
 (unaudited)          -          -      1,000,000      1,000         32,000          -            -             -              -

Common stock for services at $1.50 per share on Mar 7,2002
 (unaudited)          -          -        100,331        100         150,396         -            -             -              -

Common stock issued for investment on March 8, 2002 at $0.64 per share (see Note 4)
 (unaudited)          -          -          2,000          2           1,278         -            -             -              -

Additional expense for options granted March 11, 2002
 (unaudited)          -          -             -           -         650,000         -      (650,000)           -              -

Exercise of options at $0.45 per share on March 11, 2002
 (unaudited)          -          -      1,000,000      1,000         449,000   (450,000)          -             -              -


Common stock issued for investment on March 12, 2002 at $0.0313 per share (see Note 4)
 (unaudited)          -          -      1,000,000       1,000         30,282          -           -             -              -

Preferred stock issued for conversion of debt at $5.00 per share on March 31, 2002
 (unaudited)          588          1            -          -           2,936          -           -             -              -

Common stock issued for sponsorship on March 22, 2002 at $1.75 per share (see Note 4)
 (unaudited)          -          -      1,300,000       1,300      2,273,700          -   (2,275,000)           -              -

Common stock for services at $2.00 per share on Mar 25, 2002
 (unaudited)          -          -        100,000         100        199,900          -           -             -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward     17,619  $     18   14,617,597 $    14,617    $12,782,901 $ (452,250)   $(2,925,000)  $   184,872   $(10,545,811)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    14,617,597 $    14,617  $  12,782,901 $ (452,250)   $(2,925,000)   $  184,872  $(10,545,811)

Common stock issued for investment on March 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,125,000       1,125            -           -            -              -              -

Common stock issued for investment on April 1, 2002 at $0.77 per share
 (Unaudited)           -          -      4,200,000       4,200      2,716,885         -            -              -              -

Common stock issued for investment on April 16, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,000,000       1,000          1,700         -            -              -              -

Additional expense for options granted April 18, 2002
 (unaudited)           -          -             -           -       1,789,200         -      (1,789,200)          -              -

Exercise of options at $0.45 per share on April 18, 2002
 (unaudited)           -          -         639,000        639        286,911   (287,500)          -              -              -

Common stock issued for services at $3.25 per share on April 18, 2002
 (Unaudited)           -          -         100,000        100        324,900         -            -              -              -

Common stock issued for services and converson of debt at $3.25 per share on April 25,2002
 (unaudited)           -          -         200,000        200        649,800         -            -              -              -

Common stock issued for investment on May 15, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -         150,000        150            -           -            -              -              -

Common stock issued for services at $3.00 per share on May 15, 2002
 (unaudited)           -          -         200,000        200        599,800         -            -              -              -

Common stock issued for investment on May 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -          10,000         10            -           -            -              -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward     17,619  $     18   22,241,597 $    22,241    $19,152,097 $ (739,800)   $(4,714,200)  $    184,872  $(10,545,811)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    22,241,597 $    22,241    $19,152,097 $ (739,800)   $(4,714,200)   $  184,872  $(10,545,811)

Common stock issued for services at $3.00 per share on June 3, 2002
 (Unaudited)           -          -           5,000          5         14,995         -            -              -              -

Additional expense for options granted June 5, 2002
 (unaudited)           -          -             -           -         560,000         -        (560,000)          -              -

Exercise of options at $0.45 per share on June 5, 2002
 (unaudited)           -          -         200,000        200         89,800    (90,000)          -              -              -

Common stock issued for services at $3.25 per share on June 5, 2002
 (Unaudited)           -          -         550,000        550      1,786,950         -            -              -              -

Common stock issued for subscription receivable at $0.75 per share on June 26, 2002
 (unaudited)           -          -         291,667        292        218,458   (218,750)          -              -              -

Common stock issued for the conversion of debt at $0.66 per share on June 27, 2002
 (unaudited)           -          -          50,000         50         32,888         -            -              -              -

Common stock issued for the conversion of debt at $1.03 per share on June 27, 2002
 (unaudited)           -          -          29,300         29         30,149         -            -              -              -

Common stock issued for the conversion of debt at $1.03 per share on June 28, 2002
 (unaudited)           -          -         688,601        689        708,495         -            -              -              -

Preferred stock cancelled on June 28,2002
 (unaudited)       (17,031)      (17)           -           -         (85,136)        -            -              -              -

Payments received for the subscription receivable
 (unaudited)           -          -            -            -             -      494,956           -              -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward        588  $      1   24,056,165 $    24,056    $22,508,696 $  (553,594)  $(5,274,200)  $    184,872  $(10,545,811)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward        588  $      1   24,056,165 $    24,056    $22,508,696 $  (553,594)  $(5,274,200)  $   184,872   $(10,545,811)

Loss on valuation of marketable securities
 (unaudited)           -          -            -            -             -           -             -        (60,600)            -

Amortization of deferred consulting
 (unaudited)           -          -            -            -             -           -         263,333           -              -

Services performed for subscription receivable
 (unaudited)           -          -            -            -             -       45,000            -             -              -

Net loss for the three months ended June 30, 2002
 (unaudited)           -          -            -             -             -          -             -             -      (5,145,911)
                 ---------  ---------  -----------  ----------  ------------- ------------  -----------   -----------   ------------

Balance June 30, 2002
(unaudited)            588  $      1    24,056,165  $   24,056  $  22,508,696 $ (508,594)   $(5,010,867)  $  124,272   $(15,691,722)
                 =========  =========  ===========  =========== ============= ===========   ============  ===========  =============

Accumulated deficit prior to the
 development stage                                                                                                     $ (6,466,659)

Accumulated deficit during the
 development stage                                                                                                       (9,225,063)
                                                                                                                        ------------
                                                                                                                       $(15,691,722)
                                                                                                                       =============

The accompanying notes are an integral part of these consolidated financial statements.

16
                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                For the Six Months           January 1,
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (5,145,911)  $   (447,386)  $ (9,225,063)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                   73,178          6,378         96,873
    Amortization of deferred compensation          263,333           -           263,333
    Common stock issued for services             3,904,696        187,500      6,196,074
    Disposition of marketable securities              -              -           279,000
    Services provided for subscription receivable   45,000           -            45,000
    Loss on disposal of assets                        -            45,516         45,516
    Change in allowance for bad debt                  -             3,760           -
    Forgiveness of debt                           (132,138)          -          (132,138)
    Additional expense for stock issued below
     fair market value                                -              -            11,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        -             1,090           -
    (Increase) decrease in accounts receivable -
      related party                                 (5,390)          -             7,660
    (Increase) decrease in prepaids and other
      assets                                         6,268         (6,000)        16,394
    Increase (decrease) in accounts payable         (3,192)        23,406        152,838
    Increase (decrease) in accrued expenses         13,672         32,395        146,329
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by
        Operating Activities                      (980,484)      (153,341)    (2,096,934)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land                                 (71,155)          -           (71,155)
  Purchase of fixed assets                            -              -           (21,539)
  Proceeds from sale of securities                    -              -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows (Used) by Investing
         Activities                                (71,155)          -           128,306
                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from acquisition of subsidiary       3,178           -             3,178
  Proceeds from related party                      347,696           -           347,696
  Proceeds from cash overdraft                         146             98            632
  Payments on cash overdraft                          -              -           (16,149)
  Payment on notes payable and
    convertible debentures                            -           (13,425)       (57,407)
  Proceeds from notes payable and
    convertible debentures                         217,651        165,391      1,207,710
  Proceeds from stock subscription receivable      494,956           -           494,956
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                    1,063,627        152,064      1,980,616
                                              ------------   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                 For the Six Months          January 1,
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------

NET INCREASE IN CASH                          $     11,988   $     (1,227)  $    11,988

CASH AT BEGINNING OF PERIOD                           -             1,277           -
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $     11,998   $       -      $     11,988
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $      3,313   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH TRANSACTIONS
  Debentures converted to common stock        $     65,000   $     72,203   $    329,872
  Interest converted to common stock          $       -      $     41,354   $     62,207
  Common stock issued for notes payable       $       -      $    208,516   $    495,197
  Common stock issued for services            $  3,904,696   $    187,500   $  6,196,074
  Common stock issued for accounts payable    $       -      $       -      $     86,305
  Common stock issued for accrued expenses    $    207,757   $       -      $    270,757
  Common stock issued for subscription
   receivable                                 $  1,046,300   $       -      $  1,048,550
  Common stock issued for investments         $     71,644   $       -      $     71,644
  Debentures converted to preferred stock     $      2,000   $       -      $      2,000
  Interest converted to preferred stock       $        936   $       -      $        936
  Common stock issued for subsidiaries        $  2,721,085   $       -      $  2,721,085

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements include Career Worth, Inc. and it's wholly and majority owned subsidiaries acquired during the period ended June 30, 2002, The Internet Eye Doctor, Inc., Regency Development Corporation and AALL Finished Constructions, Inc. (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $2,851,512, has experienced significant losses and has an accumulated deficit of $15,507,850 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

It is the intent of the Company to generate cash flow by diversifying its business activities. During the period ended June 30, 2002, the Company acquired controlling or full interest in various businesses (See Note 3). In addition, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended June 30, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

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

The Internet Eye Doctor, Inc.
-----------------------------

On February 28, 2002, the Company entered into a stock exchange agreement with The Internet Eye Doctor, Inc. (IED), a Nevada Corporation, wherein the Company issued 1,000,000 shares of common stock in exchange for 33,000,000 shares of IED's common stock. The Company's investment in IED represents approximately 55% of IED's issued and outstanding common stock and was valued at the par value of the 33,000,000 shares issued by IED or $33,000 and has been eliminated in consolidation in the accompanying consolidated financial statements. The 45% minority interest of the other shareholders of IED has been reflected separately, net of their share of the net loss of IED for the period from acquisition through March 31, 2002. Based on similar transactions, the 1,000,000 shares of Career Worth, Inc. common stock being held by IED have been revalued at $2,700 and have been reflected as treasury stock in the accompanying consolidated financial statements.

The principal business of IED is the sale of contact lenses and other eye care products on the Internet. The primary asset of IED is a website that has been developed to transact it's business and is valued at $10,000 in the accompanying consolidated financial statements, net of $1,667 of accumulated amortization with the website being amortized over a 3 year period.

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

Regency Development was incorporated in June 2001. It's principal asset is a 40-acre tract of undeveloped land in Oasis, Nevada and is zoned for commercial use, including casino, hotel or motel uses. This undeveloped land was acquired

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS (Continued)
Regency Development Corporation (Continued)
-------------------------------------------

on January 15, 2002, for $2,000,000 from individuals and entities who were related parties in exchange for a $2,000,000 secured promissory note bearing interest at 10% with interest only payments due monthly beginning February 15, 2002 until January 15, 2005 at which time the full amount of the principal is due and payable. The purchase of this undeveloped land is recorded on a "cash basis" whereby the cost in the consolidated financial statements will reflect only the cash invested in the undeveloped land and related obligations. The secured promissory note has also been excluded because of the uncertainty of obtaining adequate development financing. Accordingly, at June 30, 2002, no asset value or related debt obligation have been included in the accompanying consolidated financial statements.

H-Net.net,Inc.
--------------

On March 8, 2002, the Company entered into a stock exchange agreement with H-Net. net, Inc. (H-Net), a Colorado Corporation. Pursuant to that agreement, the Company issued 2,000 shares of it's common stock in exchange for 2,000 shares of H-Net common stock. On May 24, 2002, the Company entered into another stock exchange agreement with H-Net. Pursuant to this agreement, the Company issued 10,000 shares of it's common stock in exchange for 10,000 shares of H-Net common stock, giving the Company a total of 12,000 shares of H-Net common stock. The shares that the Company has received are restricted. The value of the investment is based upon the par value of the Company's common stock, $0.001, for the investment. Accordingly, this investment has been valued at $12 in the accompanying consolidated financial statements at June 30, 2002.

Market Media Corporation
------------------------

On March 12, 2002, the Company entered into a stock exchange agreement with Market Media Corporation (MMC), a Nevada Corporation, acquiring an approximate 9% interest in MMC for 1,000,000 shares of the Company's common stock. MMC is a privately held company and is engaged in the broadcast media industry through it's wholly owned subsidiary, FYM, Inc. The $31,282 investment value included in the accompanying consolidated financial statements represents approximately 9% of the net book value of FYM, Inc. based on the unaudited financial statements of FYM, Inc. as of December 31, 2002.

Stem Genetics
-------------

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

NOTE 3 - SIGNIFICANT EVENTS (Continued)
Stem Genetics, Inc. (Continued)
-------------------------------

represents approximately 9% of the issued and outstanding common stock of Stem Genetics, Inc. Stem Genetics, Inc. is a development stage company organized in the state of Nevada on April 12, 2002, primarily for the purpose of conducting genetic research and any other lawful business. As of April 16, 2002, Stem Genetics, Inc. had no material assets or liabilities. As of June 30, 2002, the investment in Stem Genetics is valued at $1,000.

ASGA, Inc.
----------

On March 12, 2002, the Company entered in to a sponsorship and stock exchange agreement with ASGA, Inc. (ASGA), a company involved in establishing an alternative senior golf tour. In connection with this transaction, the Company received an Event Presenting Sponsorship for 15 events, valued at $2,275,000. In addition, the Company received 1,300,000 shares of ASGA common stock. In exchange for the sponsorship and the ASGA common stock, the Company issued 1,300,000 shares of it's common stock to ASGA. The value of the sponsorship exceeds the value of the Company's common stock at the date of the transaction. In addition, ASGA has not yet established scheduled tour events and the value of it's common stock is not readily determinable. Accordingly, the full value of the sponsorship of $2,275,000 has been recognized in exchange for the shares of common stock issued by the Company with no value assigned to the shares of ASGA common stock. Since no events have taken place wherein the Company was a sponsor, the full amount of the sponsorship has been reflected as deferred in the accompanying consolidated financial statements and has been included with other stock based deferred fees. Effective March 20, 2002, Career Worth, Inc. assigned it's interest in this sponsorship agreement to The Internet Eye Doctor, Inc., which action was approved by ASGA.

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

AALL was incorporated on March 5, 2002, to engage in the construction industry. On March 20, 2002, a shareholder of the Company executed a special warranty deed conveying his interest in 14 residential building lots located in Weber County, Utah along with the related debt. The building lots were acquired by the shareholder for $392,000 with corresponding notes payable totaling $415,000 less approximately $23,000 of interest reserves and closing costs. Subsequently,

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS (Continued)
AALL Finished Construction (Continued)
--------------------------------------

construction financing has been obtained and construction begun on several single family homes on the building lots with capitalized construction in progress totaling $70,774 included in the accompanying consolidated financial statements.

On April 1, 2001, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Friendly Bear Plaza, Inc. (Friendly Bear), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Friendly Bear in exchange for 1,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of Friendly Bear is Friendly Bear Plaza which is a 21,200 square foot retail shopping center located in Las Vegas, Nevada. The Company is in default related to payment of the $250,000.

Also on April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with P/R Business, Inc. (P/R), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of P/R in exchange for 3,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of P/R is Pecos Russell Business Center which consists of three separate single story professional office buildings located in Las Vegas, Nevada, each having approximately 8,000 square feet of net rentable area. The Company is in default related to payment of the $250,000.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, (primarily Friendly Bear Plaza and Pecos Russell Business Center) consists of the following:

                                                                  June 30,
                                                                    2002
                                                                 ----------

                  Buildings                                     $ 7,108,966
                  Leasehold improvements                            883,478
                  Land                                            2,427,390
                                                                  ---------

                                                                 10,419,834
                  Accumulated depreciation                         (575,536)
                                                                -----------

                  Net property and equipment                    $ 9,844,298
                                                                ===========

Depreciation expense for the six months ended June 30, 2002 was $73,178.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 - EARNINGS PER SHARE

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                  For the                  For the
                              Six Months Ended        Three Months Ended
                                  June 30,                 June 30,
                          -----------------------  ------------------------
                             2002          2001         2002        2001
                          ------------  ----------  -----------  ----------
Loss before extraordinary
 item                     $    (0.23)  $  (16.07)   $    (0.41)  $  (29.16)
Extraordinary item              0.00           -          0.01           -
                          ----------   ----------   ----------   ----------

BASIC LOSS PER SHARE      $    (0.23)  $   (16.07)  $    (0.40)  $  (29.16)
                          ==========   ==========   ==========   =========


WEIGHTED AVEAGE
NUMBER OF SHARES
OUTSTANDING               18,827,038       16,163   12,900,626       15,344
                          ==========   ==========   ==========   ==========

NOTE 6 - SEGMENT REPORTING

The Company's reportable segments are business units that offer different products and services. The Company has three reportable business segments: internet retail, construction, and office and retail leasing.

All  significant   intersegment   transactions   have  been  eliminated  in  the
consolidated financial statements.

Financial information as of and for the six months ended June 30, 2002 with respect to the reportable segments is as follows:

                                                 Office &
                   Internet                  Retail    Corporate
                    Retail     Construction  Leasing   Unallocated    Totals
                   ----------  ------------ ---------  -----------  -----------
External revenues  $   1,067   $         -  $ 162,703           -   $   163,720
Cost of goods sold       523             -          -           -           523
Interest income            -             -          -           -             -
Interest expense           -         8,051    147,829     127,142       283,022
Segment income
(loss) before tax
effect             $  (7,628)  $   (65,247) $(185,405) &(4,887,631) &(5,145,911)

The following schedules are presented to reconcile amounts in teh forgoing segment information to the amounts reported in the Company's consolidated finacial statements.

        Profit
   --------------
Total loss of reportable segments                                 $  (5,145,911)
Minority interest in loss                                                (6,242)
                                                                  --------------
                                                                  $  (5,152,153)
                                                                  ==============

                      CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 7 - SUBSEQUENT EVENTS

On July 5, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Casino Auto Spa, Inc., d/b/a Boulder Auto Spa, Inc. (Auto Spa), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Auto Spa in exchange for 140,000 shares of Career Worth, Inc. common stock. The principal asset of Auto Spa is located in Las Vegas, Nevada.

On July 31, 2002, the board of directors authorized the issuance of 500,000 shares of common stock to a consultant. The market price of the Company's common stock on the date of this transaction was $3.35 per share.

On August 7, 2002, the board of directors authorized the issuance of 94,252 shares of common stock for services rendered. The market price of the Company's common stock on the date of this transaction was $3.10 per share.


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

It is the intent of the Company to generate cash flow by diversifying its business activities. During the first quarter of 2002, the Company (1) acquired Regency Development ("Regency'), a Nevada corporation, which controlled 40 acres of property in Nevada, (2) secured a controlling interest in Internet Eye Doctor ("Eye Doctor"), (3) acquired AALL Finished Construction, Inc. ("AALL Finished"), and (4) executed a sponsorship agreement with the American Senior Golf Association, ASGA, Inc. During the second quarter of 2002, AALL Finished Construction, Inc. acquired two real estate complexes located in Las Vegas, Nevada, namely Friendly Bear Plaza and P/R Business Center. Friendly Bear is a strip mall with 75% occupancy rate with a new management team expected to achieve 90% occupancy in the third quarter. P/R Business is a three building executive office building complex with a 70% occupancy rate. The new management team has several potential clients for occupancy rate improvement. In order to fund these enterprises, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended June 30, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders.

Because of the significant change in operating activities and the business environment from 2001 to 2002, comparisons of the financial statements for the first two quarters of those years may have limited significance.

Three month period and six month period ended June 20, 2002 compared to the three month period and the six month period ended June 30, 2001.
---------------------------------------------------------------------

Total revenues for the three month period and the six month period ended June 30, 2002 were $163,770 and $163,770, respectively, compared to $5,150 and $6,470 for the same periods of 2001. This increase was due to revenues generated by AALL Finished Construction's Las Vegas Properties. Additional production from the new entities will be visible during the third and fourth quarters of this fiscal year as working capital is raised and invested in the Company. Direct costs for the three months and the six months ended June 30, 2002, were $523 and $523, respectively, as compared to $0 and $1,557 for the three months and six months ended June 30, 2001.

For the second quarter of fiscal year 2002, operating expenses were $4,205,047, consisting of salaries and wages of $0, depreciation and amortization expenses of $72,900, and general and administrative expenses of $4,132,147, resulting in a loss from operations of $4,041,800. Total operating expenses for the same period of 2001 were $193,201, consisting of salaries and wages of $22,139, depreciation and amortization expenses of $2,970, and general and administrative expenses of $168,092, resulting in a loss from operations of $188,051. For the first six months of 2002, operating expenses were $5,164,516, consisting of salaries and wages of $0, depreciation and amortization expenses of $73,178, and general and administrative expenses of $5,091,338, resulting in a loss from operations of $5,001,269. Total operating expenses for the first half of 2001 were $355,260, consisting of salaries and wages of $111,192, depreciation and amortization expenses of $6,378 and general and administrative expenses of $237,690, resulting in a loss from operations of $350,347. The decrease in salaries and wages resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions.

Total other income (expense) for the three month period and the six month period ended June 30, 2002, netted expenses of ($245,072) and ($283,022) for the respective periods compared to expenses of ($71,722) and ($97,039) for the same periods of 2001. Other (expense) for the first half of 2002 was comprised primarily of interest expense. The increase from the 2001 period to the 2002 period was due primarily to increased interest expense.

The net loss before extraordinary items and minority interests for the Company was $4,286,872 in the second quarter of 2002 compared to $259,773 for the same period of the prior year. During the first six months of the current year, the Company booked a net loss before extraordinary items and minority interests of $5,284,291 compared to $447,386 for the first six months of 2001. In the three month and six month periods ended June 30, 2002, the Company experienced an extraordinary item, the forgiveness of debt, of $3,959 and $132,138, respectively. Minority interest in a subsidiary yielded proceeds of $4,163 and $6,242 respectively for the first three months and six months of 2002. There were no comparable categories for extraordinary items or minority interests in the 2001 statement. The net loss for the first quarter of 2002 was $4,278,750, compared to $259,773 in 2001. The net loss for the first six month period was $5,145,911 compared to $447,386 for the first six months of 2001. The Company experienced comprehensive losses of $60,600 in the first quarter and first six months of 2002, leaving net comprehensive losses of $4,339,350 and $5,206,511 for the three and six month periods of 2002, respectively. The basic loss per share for the second quarter 2002 was $0.23 as compared to $16.07 for the second quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002. The basic loss per share for the first half of 2002 was $0.40 as compared to $29.16 for the second half of 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

Liquidity and Capital Resources
-------------------------------

During the first half of 2002, the issuance of shares of the Company's common and preferred stock and some notes payable were utilized to fund the developmental operations, convert debt, pay professional services, and for other activities of the Company.

The Company had a working capital deficit of $2,851,512, at June 30, 2002. The Company had a cash balance of $11,988. Cash used in operations for the first two quarters ended June 30, 2002, was $980,484 compared with $153,341 for the first two quarters ended June 30, 2001. The year to year increase in cash flows used was due to the Company's sizeable net loss partially offset by common stock issued for services. Cash flows used in investing activities was $71,155 in the first half of 2002 compared with $0 in the same period prior year. The increase was due to the purchase of land in the Company's construction subsidiary in the first half of 2002. Cash flows from financing activities was $1,063,627 in first half of 2002 compared to net financing activities from notes payable and convertible debentures of $152,064 in first half of 2001. The year to year increase was due to proceeds from related parties and proceeds from stock subscription receivable.

Because the Company has an accumulated deficit of $15,691,722 and has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has signi- ficantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to restricted common stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan.

At end of the first half 2002, accounts payable totaled $200,366 compared to $170,976 at year end. At June 30, 2002, the Company had recorded $509,192 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2001, accrued expenses totaled $735,157. The decrease was due to reductions in accrued interest and accrued salaries and wages. The Company is also working to settle its outstanding payroll tax obligations with the proper taxing authorities.

At June 30, 2002, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $2,184,208 compared with $786,604 at December 31,2001. The company converted more than $600,000 in current debt in the second quarter of 2002 to equity through issuance of shares of the Company's restricted shares of common stock. The additions of current portions of long term debt were due to the acquisitions made during the second quarter of 2002.

Long term debt as of June 30, 2002, was $5,658,484 compared to $0 at December 31,2001. The increase was due to additions made during the second quarter. Minority interest was $35,059 at the end of the second quarter compared to $0 at prior year end.

In prior reports, the Company has recorded contingent liabilities with related accrued interest as a separate category. In this report, the $82,397 is included in accrued expenses. This amount is owed to LaserVend, Inc. The total is unchanged from year-end 2001. This amount is owed to LaserVend, Inc. In January 1998, the Company entered into a "Letter Offer to Acquire" with LaserVend, Inc. whereby LaserVend would acquire all the issued and outstanding common stock of the Company. In anticipation of the proposed merger, LaserVend advanced the Company $286,572 during the year ended December 31, 1998. The merger failed to take place due to events occurring in LaserVend. LaserVend subsequently filed for bankruptcy. On July 31, 1998, the Trustee in bankruptcy filed a complaint that the advance was a loan to be repaid by DiSX, that it was a preferential transfer and that Laservend did not receive reasonably equivalent value for the advances. The Company filed an answer to the complaint. The Bankruptcy Court granted the Trustee's motion for summary judgment. The order granted judgment in the amount of $273,347 principal, together with prejudgment interest of $66,884. As of December 31, 1999, the Company paid the Bankruptcy Court $7,125. The Company has entered into a settlement agreement with the Trustee. Under the terms of the settlement agreement, the Company is obligated to make certain payments to the Trustee and during such time the Trustee agrees to forbear from obtaining writs of garnishment or executions or otherwise collect on the judgment. The Company also accrued an additional $35,876 in interest and other contingent expenses through the end of 1999 bringing the total contingent liability to $368,982. During early 2000, $18,135 has been sent to reduce the outstanding balance. At mid-year 2000, the Trustee credited $221,000 against the liability as the Company's holding in PLC stock was sold to partially repay the judgment. During the second quarter 2001 the Trustee credited $47,500 against the liability upon disposal of a Company assets. The balance of other funds forwarded to the Trustee through the end of the first quarter 2002 left a balance of $82,397 in accrued expenses.

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

                          Part II - Other Information

                           Item 1. Legal Proceedings

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

28
                          ITEM 2. CHANGES IN SECURITIES

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION

     Events that have taken place subsequent to the end of the first quarter 2002 are noted below.

     On July 10, 2002 AALL Finished Construction entered into a purchase agreement with Casino Auto Spa, Inc. d/b/a Boulder Auto Spa ("Auto Spa") for the purchase of all of the shares of Auto Spa. The company approved the purchase of Auto Spa by AALL Finished on the same date. The shares of Auto Spa were held by Ed Webb and Chuck Reader. The Principal asset of the Auto Spa is a full service car wash, which includes a detailing unit, a convenience store and deli, located on property at Boulder Station and Casino in Las Vegas, Nevada. Currently, the Auto Spa is in Chapter 11 bankruptcy. AALL Finished is working with the Trustee and the Court to finalize a plan which will allow for the completion of the sale. If a plan is not worked out in the bankruptcy court, the deal will not go through and the parties will recind the purchase agreement.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          Exhibit 99 - Additional Exhibits

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


I, David Wolfson, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered report of Career Worth, Inc., and, except as corrected or supplemented in a subsequent covered report:

     o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have received the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended May 31, 2002 of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.



By: /s/ David Wolfson                     Date:
   ----------------------------                ------------------------------
    David Wolfson

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Elena Weissburd, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered report of Career Worth, Inc., and, except as corrected or supplemented in a subsequent covered report:

     o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have received the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended May 31, 2002 of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.


By: /s/ Elena Weissburd                   Date:  August 19, 2002
   ------------------------                     -------------------------
   Elena Weissburd, CFO

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