Form 10QSB/A
period 2002-06-30
CAREER WORTH INC
filed 2002-08-28
CIK 934395

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

3
                      INDEPENDENT ACCOUNTANTS REVIEW REPORT
                     -------------------------------------

The Board of Directors
Career Worth, Inc. and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Career Worth, Inc. and Subsidiaries (a development stage company) as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended Jine 30, 2002 and for the period from inception of the development stage on January 1,2000 through June 30, 2002. These consolidated financial statements are the responsibility of the Company's management.


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements (and Note 2 to the annual financial statements for the year ended December 31, 2001 (not presented herein)), the Company has a deficit in working capital, has experienced significant losses and has an accumulated deficit at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


HJ & Associates, LLC
Salt Lake City, Utah
August 23, 2002

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                              June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------
                                              (Unaudited)
                                              (Restated)
CURRENT ASSETS

  Cash                                       $     11,988      $        -
  Prepaid expenses                                 25,478               -
  Related party receivables                         5,390               -
                                             ------------      ------------

    Total Current Assets                           42,856               -
                                             ------------      ------------
PROPERY AND EQUIPMENT, NET (Note 4)             9,844,298               -
                                             ------------      ------------

OTHER ASSETS

  Website, net                                      8,333               -
  Investments                                      34,444               -
  Goodwill                                         30,648               -
  Construction in progress                         70,774               -
  Undeveloped land                                    -                 -
                                             ------------      ------------

    Total Other Assets                            143,899               -
                                             ------------      ------------

    TOTAL ASSETS                             $ 10,031,053      $        -
                                             ============      ============




See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,       December 31,
                                                  2002              2001
                                              ------------      ------------
                                               (Unaudited)
                                               (Restated)
CURRENT LIABILITIES

  Cash overdraft                              $        632      $        486
  Accounts payable                                 200,336           170,976
  Accrued expenses                                 509,192           735,157
  Current portion - long-term debt               1,809,812           639,839
  Convertible debentures                            20,000           142,045
  Notes payable - related parties                  354,396             4,720
                                              ------------      ------------

    Total Current Liabilities                    2,894,368         1,693,223
                                              ------------      ------------

LONG-TERM DEBT                                   5,658,484              -
                                              ------------      ------------

    Total Liabilities                            8,552,852         1,693,223
                                              ------------      ------------

MINORITY INTEREST                                   35,059               -
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; 599
    shares issued or outstanding                         1               -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 24,056,165 and
    85,666 shares issued and outstanding,
    respectively                                    24,056                85
  Additional paid-in capital                    22,508,696         8,669,881
  Stock subscriptions receivable                  (508,594)          (2,250)
  Treasury stock                                    (2,700)              -
  Deferred Fees                                 (4,713,667)              -
  Other comprehensive (loss)                       124,272          184,872
  Accum. deficit prior to development stage     (6,466,659)      (6,466,659)
  Accum. deficit during development stage       (9,523,263)      (4,079,152)
                                              -------------     ------------

    Total Stockholders' Equity (Deficit)         1,443,142       (1,693,223)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $ 10,031,053      $        -
                                              ============      ============


See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            From
                                                                                        Inception of
                                                                                         Development
                                                                                          Stage on
                                          For the                     For the            January 1,
                                    Three Months Ended            Six Months Ended          2000
                                          June 30,                    June 30,            Through
                                 --------------------------  --------------------------   June 30,
                                      2002          2001          2002          2001         2002
                                 ------------  ------------  ------------  ------------  ----------
                                  (Restated)                  (Restated)                 (Restated)
SALES                            $    163,770  $      5,150  $    163,770  $      6,470  $  324,607

COST OF SALES                             523           -             523         1,557      63,947
                                 ------------  ------------  ------------  ------------  ----------

GROSS MARGIN                          163,247        5,150       163,247         4,913     260,660
                                 ------------  ------------  ------------  ------------  ----------

OPERATING EXPENSES

  Salaries and wages                      -          22,139           -         111,192     520,588
  Depreciation and amortization        72,900         2,970        73,178         6,378      96,873
  General and Administrative        4,430,347       168,092     5,389,539       237,690   8,504,137
                                 ------------  ------------  ------------  ------------  ----------

     Total Operating Expenses       4,503,247       193,201     5,462,716       355,260   9,121,598
                                 ------------  ------------  ------------  ------------  ----------

     Loss from Operations          (4,340,000)     (188,051)   (5,299,469)     (350,347) (8,860,938)
                                 ------------  ------------  ------------  ------------  ----------

OTHER INCOME (EXPENSE)

  Loss on disposal of assets              -         (45,516)          -         (45,516)    (45,516)
  Loss on sale of securities              -             -             -             -      (279,000)
  Interest income                         -             -             -             -           781
  Other income                         (1,145)          -             -             -           -
  Interest expense                   (243,927)      (26,206)     (283,022)      (51,523)   (476,970)
                                 ------------  ------------  ------------  ------------  ----------

     Total Other Income (Expense)    (245,072)      (71,722)     (283,022)      (97,039)   (800,705)
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS BEFORE EXTRAORDINARY ITEM (4,585,072)     (259,773)   (5,582,491)     (447,386) (9,661,643)

EXTRAORDINARY ITEM
 Forgiveness of Debt                    3,959           -         132,138           -       132,138
                                  -----------  ------------  ------------  ------------  ----------

NET LOSS BEFORE MINORITY INTEREST  (4,581,113)     (259,773)   (5,450,353)     (447,386) (9,529,505)

MINORITY INTEREST                       4,163           -           6,242           -         6,242
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS                           (4,576,950)     (259,773)   (5,444,111)     (447,386) (9,523,263)

OTHER COMPREHENSIVE LOSS

  Gain (loss) on valuation of
   marketable securities              (60,600)          -         (60,600)          -       124,272
                                 ------------  ------------  ------------  ------------ -----------


NET COMPREHENSIVE LOSS           $ (4,637,550) $   (259,773) $ (5,504,711) $   (447,386)$(9,398,991)
                                 ============  ============  ============  ============ ===========

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock        Additional      Stock                      Other
                     ---------------        ------------          Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares      Amount       Capital     Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   ------------
Balance forward         -    $     -      12,995   $      12   $ 7,114,492   $       -     $      -     $       -      $ (6,466,659)

Common stock for services at $93 per share
 on November 16, 2000   -          -         417           1        38,749           -            -             -              -

Gain on valuation of marketable
 securities             -          -          -            -            -            -            -         184,872            -

Net loss for the year ended
 December 31, 2000      -          -          -            -            -            -            -             -        (2,441,645)
                 ----------  --------  ----------  ----------  ------------- ------------  -----------  ------------   -------------

Balance,
 December 31, 2000      -          -      13,412          13     7,153,241           -            -         184,872      (8,908,304)

Conversion of notes and interest payable to common stock at $90 per share
 on January 4,2001      -          -       1,281           1       115,286           -            -             -              -

Common stock issued for services at $90 per share
 on February 1, 2001    -          -         167           -        15,000           -            -             -              -

Conversion of notes and interest payable to common stock at $90 per share
 on February 20,2001    -          -         448           1        40,354           -            -             -              -

Conversion of debentures and interest payable to common stock at $86 per share
 on March 9, 2001       -          -         433           1        37,317           -            -             -              -

Common stock issued for services at $59 per share
 on June 6, 2001        -          -         700           1        41,999           -            -             -              -
                 ----------  ----------  ---------  ----------  ------------ -----------  ------------  ------------   -------------
Balance Forward         -    $     -      16,441   $      17   $ 7,403,197   $       -    $       -     $    184,872   $ (8,908,304)
                 ----------  ----------  ---------  ----------   ----------- -----------  ------------  ------------   -------------

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

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

See accompanying notes and accountant's review report.

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward        588  $      1   24,056,165 $    24,056    $22,508,696 $  (553,594)  $(5,274,200)  $   184,872   $(10,545,811)

Loss on valuation of marketable securities
 (unaudited)           -          -            -            -             -           -             -        (60,600)            -

Amortization of deferred consulting (unaudited)
  (restated)          -          -            -            -             -           -         561,533           -              -

Services performed for subscription receivable
 (unaudited)           -          -            -            -             -       45,000            -             -              -

Net loss for the three months ended June 30, 2002 (unaudited)
 (restated)            -          -            -             -             -          -             -             -      (5,444,111)
                 ---------  ---------  -----------  ----------  ------------- ------------  -----------   -----------   ------------

Balance June 30, 2002 (unaudited)
(restated)             588  $      1    24,056,165  $   24,056  $  22,508,696 $ (508,594)   $(4,712,667)  $  124,272   $(15,989,922)
                 =========  =========  ===========  =========== ============= ===========   ============  ===========  =============

Accumulated deficit prior to the
 development stage                                                                                                     $ (6,466,659)

Accumulated deficit during the
 development stage (unaudited)(restated)                                                                                 (9,523,263)
                                                                                                                        ------------
                                                                                                                       $(15,989,922)
                                                                                                                       =============

See accompanying notes and accountant's review report.

17
                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                For the Six Months         January 1, 2000
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (restated)                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (5,444,111)  $   (447,386)  $ (9,523,263)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                   73,178          6,378         96,873
    Amortization of deferred compensation          263,333           -           263,333
    Common stock issued for services             4,202,896        187,500      6,494,274
    Disposition of marketable securities              -              -           279,000
    Services provided for subscription receivable   45,000           -            45,000
    Loss on disposal of assets                        -            45,516         45,516
    Change in allowance for bad debt                  -             3,760           -
    Forgiveness of debt                           (132,138)          -          (132,138)
    Additional expense for stock issued below
     fair market value                                -              -            11,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        -             1,090           -
    (Increase) decrease in accounts receivable -
      related party                                 (5,390)          -             7,660
    (Increase) decrease in prepaids and other
      assets                                         6,268         (6,000)        16,394
    Increase (decrease) in accounts payable         (3,192)        23,406        152,838
    Increase (decrease) in accrued expenses         13,672         32,395        146,329
                                              ------------   ------------   ------------
      Net Cash Flows Used by
        Operating Activities                      (980,484)      (153,341)    (2,096,934)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land                                 (71,155)          -           (71,155)
  Purchase of fixed assets                            -              -           (21,539)
  Proceeds from sale of securities                    -              -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows Provided (Used) by Investing
         Activities                                (71,155)          -           128,306
                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from acquisition of subsidiary       3,178           -             3,178
  Proceeds from related party                      347,696           -           347,696
  Proceeds from cash overdraft                         146             98            632
  Payments on cash overdraft                          -              -           (16,149)
  Payment on notes payable and
    convertible debentures                            -           (13,425)       (57,407)
  Proceeds from notes payable and
    convertible debentures                         217,651        165,391      1,207,710
  Proceeds from stock subscription receivable      494,956           -           494,956
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                    1,063,627        152,064      1,980,616
                                              ------------   ------------   ------------

See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                 For the Six Months          January 1,
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (restated)                     (restated)
NET INCREASE IN CASH                          $     11,988   $     (1,227)  $     11,988

CASH AT BEGINNING OF PERIOD                           -             1,277           -
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $     11,998   $       -      $     11,988
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $      3,313   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
  Debentures converted to common stock        $     65,000   $     72,203   $    329,872
  Interest converted to common stock          $       -      $     41,354   $     62,207
  Common stock issued for notes payable       $       -      $    208,516   $    495,197
  Common stock issued for services            $  4,202,896   $    187,500   $  6,494,274
  Common stock issued for accounts payable    $       -      $       -      $     86,305
  Common stock issued for accrued expenses    $    207,757   $       -      $    270,757
  Common stock issued for subscription
   receivable                                 $  1,046,300   $       -      $  1,048,550
  Common stock issued for investments         $     71,644   $       -      $     71,644
  Debentures converted to preferred stock     $      2,000   $       -      $      2,000
  Interest converted to preferred stock       $        936   $       -      $        936
  Common stock issued for subsidiaries        $  2,721,085   $       -      $  2,721,085

See accompanying notes and accountant's review report.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $2,851,512, has experienced significant losses and has an accumulated deficit of $15,691,722 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - SIGNIFICANT EVENTS (Continued)
Stem Genetics, Inc. (Continued)
-------------------------------

represents approximately 9% of the issued and outstanding common stock of Stem Genetics, Inc. Stem Genetics, Inc. is a development stage company organized in the state of Nevada on April 12, 2002, primarily for the purpose of conducting genetic research and any other lawful business. As of April 16, 2002, Stem Genetics, Inc. had no material assets or liabilities. As of June 30, 2002, the investment in Stem Genetics is valued at $2,700.

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

On April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Friendly Bear Plaza, Inc. (Friendly Bear), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Friendly Bear in exchange for 1,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of Friendly Bear is Friendly Bear Plaza which is a 21,200 square foot retail shopping center located in Las Vegas, Nevada. The due date for paymnet of the $250,000 has been extended by 60 days by agreement of all parties.

Also on April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with P/R Business, Inc. (P/R), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of P/R in exchange for 3,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of P/R is Pecos Russell Business Center which consists of three separate single story professional office buildings located in Las Vegas, Nevada, each having approximately 8,000 square feet of net rentable area. The due date for payment of the $250,000 has been extended by 60 days by agreeement of all parties.

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

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 - EARNINGS PER SHARE

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                  For the                  For the
                            Three Months Ended          Six Months Ended
                                  June 30,                 June 30,
                          -----------------------  ------------------------
                             2002          2001         2002        2001
                          ------------  ----------  -----------  ----------
                           (Restated)                (Restated)
Loss before extraordinary
 item                     $    (0.24)  $  (16.07)   $    (0.43)  $  (29.16)
Extraordinary item             (0.01)          -          0.00           -
                          ----------   ----------   ----------   ----------

BASIC LOSS PER SHARE      $    (0.25)  $  (16.07)   $    (0.43)  $  (29.16)
                          ==========   ==========   ===========  ==========


WEIGHTED AVEAGE
NUMBER OF SHARES
OUTSTANDING               18,827,038       16,163   12,900,626       15,344
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

Financial information as of and for the six months ended June 30, 2002 with respect to the reportable segments is as follows:

                                            Office &
                   Internet                  Retail    Corporate
                    Retail     Construction  Leasing   Unallocated    Totals
                   ----------  ------------ ---------  -----------  -----------
External revenues  $   1,067   $         -  $ 162,703           -   $   163,720
Cost of goods sold       523             -          -           -           523
Interest income            -             -          -           -             -
Interest expense           -         8,051    147,829     127,142       283,022
Segment income
(loss) before tax
effect             $  (7,628)  $   (65,247) $(185,405) $(4,887,631) $(5,145,911)

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

NOTE 8 - CORRECTION OF ERROR

Subsequent to the original issuance of the June 30, 2002 consolidated financial atatements, the Company determined that certain deferred fees were not properly amortized for the recognition of services performed thereby understating general and administrative expenses by $298,200. Correction of this error had the following effect on hte previously reported net loss for ht esix and three months ended June 30, 2002 and has an equal understatement of the retained deficit as of June 30, 2002.

                                    For the Three Months Ended June 30, 2002
                                    ----------------------------------------
                                        Originally      As
                                         Reported    Restated    Difference
                                     -------------- ----------- -----------
Deferred Fees                        $   5,010,867  $ 4,712,667 $   298,200  (1)

Net loss                                 4,278,750    4,576,950     298,200  (1)

Loss per share                       $       (0.23) $     (0.24) $    (0.01) (2)



                                      For the Six Months Ended June 30, 2002
                                     ----------------------------------------
                                        Originally      As
                                         Reported    Restated    Difference
                                     -------------- ----------- -----------
Deferred Fees                        $   5,010,867  $ 4,712,667 $   298,200  (1)

Net loss                                 5,145,911    5,444,111     298,200  (1)

Loss per share                       $       (0.41) $     (0.43) $    (0.02) (3)


(1)  Relates to proper valuation of deferred fees.
(2)  Loss per share increased by $0.01 per share.
(3)  Loss per share increased by $0.02 per share.

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

For the second quarter of fiscal year 2002, operating expenses were $4,503,247, consisting of salaries and wages of $0, depreciation and amortization expenses of $72,900, and general and administrative expenses of $4,430,347, resulting in a loss from operations of $4,340,000. Total operating expenses for the same period of 2001 were $193,201, consisting of salaries and wages of $22,139, depreciation and amortization expenses of $2,970, and general and administrative expenses of $168,092, resulting in a loss from operations of $188,051. For the first six months of 2002, operating expenses were $5,462,716, consisting of salaries and wages of $0, depreciation and amortization expenses of $73,178, and general and administrative expenses of $5,389,539, resulting in a loss from operations of $5,299,469. Total operating expenses for the first half of 2001 were $355,260, consisting of salaries and wages of $111,192, depreciation and amortization expenses of $6,378 and general and administrative expenses of $237,690, resulting in a loss from operations of $350,347. The decrease in salaries and wages resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions.

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

The net loss before extraordinary items and minority interests for the Company was $4,585,072 in the second quarter of 2002 compared to $259,773 for the same period of the prior year. During the first six months of the current year, the Company booked a net loss before extraordinary items and minority interests of $5,582,491 compared to $447,386 for the first six months of 2001. In the three month and six month periods ended June 30, 2002, the Company experienced an extraordinary item, the forgiveness of debt, of $3,959 and $132,138, respectively. Minority interest in a subsidiary yielded proceeds of $4,163 and $6,242 respectively for the first three months and six months of 2002. There were no comparable categories for extraordinary items or minority interests in the 2001 statement. The net loss for the first quarter of 2002 was $4,576,950, compared to $259,773 in 2001. The net loss for the first six month period was $5,444,111 compared to $447,386 for the first six months of 2001. The Company experienced comprehensive losses of $60,600 in the three and six month periods ended June 30, 2002, leaving net comprehensive losses of $4,637,550 and $5,504,711 for the three and six month periods of 2002, respectively. The basic loss per share for the second quarter 2002 was $0.25 as compared to $16.07 for the second quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002. The basic loss per share for the first half of 2002 was $0.43 as compared to $29.16 for the second half of 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

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

Because the Company has an accumulated deficit of $15,989,922 and has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has signi- ficantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to restricted common stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan.

At end of the first half 2002, accounts payable totaled $200,336 compared to $170,976 at year end. At June 30, 2002, the Company had recorded $509,192 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2001, accrued expenses totaled $735,157. The decrease was due to reductions in accrued interest and accrued salaries and wages. The Company is also working to settle its outstanding payroll tax obligations with the proper taxing authorities.

At June 30, 2002, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $2,184,208 compared with $786,604 at December 31,2001. The company converted more than $600,000 in current debt in the second quarter of 2002 to equity through issuance of shares of the Company's restricted shares of common stock. The additions of current and long-term portions of debt were due to the financing associated with the assets of businesses acquired during the second quarter of 2002.

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

30
                          ITEM 2. CHANGES IN SECURITIES

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