Form 10-Q
period 2002-09-30
CAREER WORTH INC
filed 2002-11-20
CIK 934395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 28,850,417 shares of common stock, par value $0.001, as of September 30, 2002.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                    September 30,  December 31,
                                                       2002           2001
                                                       ----           ----
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                            $      3,269     $         -
   Prepaid expenses                                      18,244               -
   Other receivable                                       4,850               -
   Related party receivables                              5,390               -
                                                          -----               -
      Total Current Assets                               31,753               -
                                                         ------               -

PROPERTY AND EQUIPMENT, NET (Note 4)                  9,772,785               -
                                                      ---------               -

OTHER ASSETS

   Website, net                                           7,500               -
   Investments                                           52,144               -
   Goodwill                                              30,648               -
   Construction in progress                             185,053               -
   Undeveloped land                                           -               -
                                                              -               -

      Total Other Assets                                275,345               -
                                                        -------               -

      TOTAL ASSETS                                 $ 10,079,883    $          -
                                                   = ==========    =          =


The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    September 30,  December 31,
                                                        2002           2001
                                                        ----           ----
                                                     (Unaudited)

CURRENT LIABILITIES

   Cash overdraft                                  $      6,884    $        486
   Accounts payable                                     171,586         170,976
   Accrued expenses                                     579,185         735,157
   Current portion - long-term debt                   2,000,588         639,839
   Convertible debentures                                20,000         142,045




   Payable - related parties                             29,385           4,720
                                                         ------           -----

      Total Current Liabilities                       2,807,628       1,693,223
                                                      - -------               -
LONG TERM DEBT                                        5,570,293               -
                                                      ---------               -

      Total Liabilities                               8,377,921       1,693,223
                                                      ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                        28,700               -
                                                         ------               -

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 5,000,000 shares authorized at $0.001
    par value; 588 shares issued or outstanding               1               -
   Common stock; 500,000,000 shares authorized at $0.001
    par value; 28,850,417 and 85,666 shares issued
    and outstanding, respectively                        28,850              85
   Additional paid-in capital                        25,653,860       8,669,881
   Stock subscriptions receivable                    (1,131,875)         (2,250)
   Treasury stock                                        (2,700)              -
   Deferred fees                                     (4,788,596)              -
   Other comprehensive income                           124,272         184,872
   Accumulated deficit prior to the development stage(6,466,659)     (6,466,659)
   Accumulated deficit during the development stage (11,743,891)     (4,079,152)
                                                    ------------     -----------

      Total Stockholders' Equity (Deficit)            1,673,262      (1,693,223)
                                                      ---------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $ 10,079,883               -
                                                   = ==========               =


The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                       From
                                                                                                                    Inception of
                                                                                                                     Development
                                                                                                                      Stage on
                                                                                                                     January 1,
                                                                                                                        2000
                                                For the Three Months Ended          For the Nine Months Ended          Through
                                                       September 30,                      September 30,             September 30,
                                                       -------------                      -------------
                                                  2002              2001             2002              2001             2002
                                                  ----              ----             ----              ----             ----
SALES                                       $        132,871  $             -   $       296,641  $         6,470   $       457,478

COST OF SALES                                              -                -               523            1,557            63,947
                                                           -                -               ---            -----            ------

GROSS MARGIN                                         132,871                -           296,118            4,913           393,531
                                                     -------                -           -------            -----           -------

OPERATING EXPENSES
  Salaries and wages                                       -           23,825                 -          135,017           520,588
  Depreciation and amortization                       72,346            2,745           145,524            9,123           169,219
  General and administrative                       2,913,169           22,974         7,501,530          260,664        10,616,129
                                                   ---------           ------         ---------          -------        ----------

     Total Operating Expenses                      2,985,515           49,544         7,647,054          404,804        11,305,936
                                                   ---------           ------         ---------          -------        ----------

     Loss from Operations                         (2,852,644)         (49,544)       (7,350,936)        (399,891)      (10,912,405)
                                                  ----------          -------        ----------         --------       -----------

OTHER INCOME (EXPENSE)
  Loss on disposal of assets                               -                -                 -          (45,516)          (45,516)
  Loss on sale of securities                               -                -                 -                -          (279,000)
  Interest income                                          -                -                 -                -               781
  Interest expense                                  (213,383)         (19,608)         (496,405)         (71,131)         (690,353)
                                                    --------          -------          --------          -------          --------

     Total Other Income (Expense)                   (213,383)         (19,608)         (496,405)        (116,647)       (1,014,088)
                                                    --------          -------          --------         --------        ----------

NET LOSS BEFORE
 EXTRAORDINARY ITEM                               (3,066,027)         (69,152)       (7,847,341)        (516,538)      (11,926,493)

EXTRAORDINARY ITEM
  Forgiveness of debt                                 36,163                -           168,301                -           168,301
                                                      ------                -           -------                -           -------

NET LOSS BEFORE MINORITY
 INTEREST                                         (3,029,864)         (69,152)       (7,679,040)        (516,538)      (11,758,192)

MINORITY INTEREST                                      8,059                -            14,301                -            14,301
                                                       -----                -            ------                -            ------

NET LOSS                                          (3,021,805)         (69,152)       (7,664,739)        (516,538)      (11,743,891)

    OTHER COMPREHENSIVE LOSS
    Gain (loss) on valuation of marketable
    securities                                             -                -           (60,600)               -           124,272
                                                           -                -           -------                -           -------

NET COMPREHENSIVE LOSS                      $     (3,021,805) $       (69,152)  $    (7,725,339) $      (516,538)  $   (11,619,619)
                                            =     ==========  =       =======   =    ==========  =      ========   =   ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                        7

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------
Balance, January 1, 2000                -    $     -    8,045  $     8 $5,456,448 $        -  $       -  $          -  $ (6,466,659)

Common stock issued for services
$330 per share on January 1, 2000       -          -      318        1    104,961          -          -             -             -

Conversion of debentures and
interest payable to common stock at
$160 per share on January 1, 2000       -          -        4        -        640          -          -             -             -

Conversion of accounts payable to
common stock at $355 on
January 1, 2000                         -          -       32        -     11,350          -          -             -             -

Common stock issued for services at
$596 per share on February 1, 2000      -          -      114        -     68,000          -          -             -             -

Common stock issued for services at
$1,765 per share on March 31, 2000      -          -      141        -    248,921          -          -             -             -

Conversion of debentures and
interest payable to common stock at
$444 per share on March 31, 2000        -          -       80        -     35,555          -          -             -             -

Conversion of accounts payable to
common stock at $374 per share
on March 31, 2000                       -          -      193        -     72,200          -          -             -             -

Common stock issued for services at
$1,365 per share on May 3, 2000         -          -      130        -    177,450          -          -             -             -

Common stock issued for services at
$1,345 per share on May 4, 2000         -          -       97        -    130,500          -          -             -             -
                                        -          -       --        -    -------          -          -             -             -

Balance forward                         -          -    9,154        9  6,306,025          -          -             -    (6,466,659)
                                        -          -    -----        - ----------          -          -             -    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------
Balance forward                         -    $     -    9,154  $     9 $6,306,025 $        -   $      -  $          -  $ (6,466,659)

Conversion of notes and interest
payable to common stock at $311
per share on May 19, 2000               -          -      645        1    200,374          -          -             -             -

Common stock issued for services at
$898 per share on June 5, 2000          -          -      197        -    177,000          -          -             -             -

Conversion of notes and interest
payable to common stock at $105
per share on August 16, 2000            -          -      267        -     28,034          -          -             -             -

Common stock issued for services at
$417 per share on September 5, 2000     -          -       42        -     17,500          -          -             -             -

Common stock issued for services
at $300 per share on September 12,
2000                                    -          -      797        1    238,999          -          -             -             -

Conversion of debentures and interest
payable to common stock at $61
per share on October 31, 2000           -          -      270        -     16,400          -          -             -             -

Common stock issued for services at
$135 per share on November 9, 2000      -          -      233        -     31,500          -          -             -             -

Conversion of debentures and interest
payable to common stock at $71
per share on November 16, 2000          -          -    1,390        1     98,660          -          -             -             -
                                        -          -    -----        -     ------          -          -             -             -

Balance forward                         -    $     -   12,995  $    12 $7,114,492 $        -   $      -  $          -  $ (6,466,659)
                                        -    -     -   ------  -    -- ---------- -        -   -      -  -          -  - -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                        9

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------
Balance forward                         -   $      -   12,995  $    12 $7,114,492 $        -   $      -  $          -  $ (6,466,659)

Common stock for services at $93
per share on November 16, 2000          -          -      417        1     38,749          -          -             -             -

Gain on valuation of marketable
securities                              -          -        -        -          -          -          -       184,872             -

Net loss for the year ended
December 31, 2000                       -          -        -        -          -          -          -             -    (2,441,645)
                                        -          -        -        -          -          -          -             -    -----------

Balance, December 31, 2000              -          -   13,412       13  7,153,241          -          -       184,872    (8,908,304)

Conversion of notes and interest
payable to common stock at $90
per share on January 4, 2001            -          -    1,281        1    115,286          -          -             -             -

Common stock issued for services at
$90 per share on February 1, 2001       -          -      167        -     15,000          -          -             -             -

Conversion of notes and interest
payable to common stock at $90
per share on February 20, 2001          -          -      448        1     40,354          -          -             -             -

Conversion of debentures and interest
payable to common stock at $86
per share on March 9, 2001              -          -      433        1     37,317          -          -             -             -

Common stock issued for services at
$59 per share on June 6, 2001           -          -      700        1     41,999          -          -             -             -
                                        -          -      ---        -     ------          -          -             -             -

Balance forward                         -   $      -   16,441  $    17 $7,403,197 $        -   $      -  $    184,872  $ (8,908,304)
                                        -   -      -   ------  -    -- ---------- -        -   -      -  -    -------  - -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       10

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------

Balance forward                         -   $      -   16,441  $    17 $7,403,197  $       -   $      -  $    184,872  $ (8,908,304)

Common stock issued for services at
45 per share on June 6, 2001            -          -       83        -      3,750          -          -             -             -

Common stock issued for subscription
receivable at $45 per share on
June 6, 2001                            -          -       50        -      2,250     (2,250)         -             -             -

Common stock issued for services at
$30 per share on June 20, 2001          -          -    4,167        4    124,996          -          -             -             -

Conversion of notes and interest
payable to common stock at $28
per share on June 20, 2001              -          -    1,417        1     40,262          -          -             -             -

Conversion of debentures and
interest payable to common stock
at $84 per share on June 20, 2001       -          -    1,060        1     88,849          -          -             -             -

Common stock issued for services
at $30 per share on July 6, 2001        -          -       33        -      1,000          -          -             -             -

Conversion of notes payable to
common stock at $30 per share
on July 6, 2001                         -          -    3,334        3     99,997          -          -             -             -

Conversion of debentures and
interest payable to common stock
at $56 per share on July 6, 2001        -          -      233        -     13,039          -          -             -             -
                                        -          -      ---        -     ------          -          -             -             -
Balance forward                         -   $      -   26,818  $    26 $7,777,340  $  (2,250)  $      -  $    184,872  $ (8,908,304)
                                        -          -   ------  -    -- ----------  --  ------  -      -  -    -------  - -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       11

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------
Balance forward                         -   $      -   26,818  $    26 $7,777,340 $   (2,250)  $      -  $    184,872  $ (8,908,304)

Common stock issued for services at
$30 per share on August 14, 2001        -          -      172        -      5,150          -          -             -             -

Common stock issued for services at
$30 per share on August 29, 2001        -          -       32        -        950          -          -             -             -

Common stock issued for accounts
payable at $15 per share on
October 1, 2001                         -          -      133        -      2,040          -          -             -             -

Conversion of debentures to common
stock at $6 per share on
December 18, 2001                       -          -    1,250        1      7,499          -          -             -             -

Additional expense for stock issued
below market value                      -          -        -        -     11,250          -          -             -             -

Common stock issued for accounts
payable at $15 per share on
December 18, 2001                       -          -       50        -        765          -          -             -             -

Common stock issued for services
at $15 per share on
December 18, 2001                       -          -      650        1      9,944          -          -             -             -

Common stock issued for services at
$15 per share on December 20, 2001      -          -   56,666       56    849,944          -          -             -             -
                                        -          -   ------       --    -------          -          -             -             -

Balance forward                         -   $      -   85,771  $    84 $8,664,882 $   (2,250)  $      -  $    184,872  $ (8,908,304)
                                        -   -      -   ------  -    -- ---------- -   -------  -      -  -    -------  - -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       12

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares    Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------    ------  ------    ------  -------   ----------   --------  -------------  -----------

Balance forward                         -   $    -      85,771  $    84 $8,664,882 $   (2,250) $      -  $    184,872  $ (8,908,304)

Common stock issued for services at
$12 per share on December 27, 2001      -        -         417        1      4,999          -         -             -             -

Net loss for the year ended
December 31, 2001                       -        -           -        -          -          -         -                  (1,637,507)
                                        -        -           -        -          -          -         -                  -----------

Balance, December 31, 2001              -        -      86,188       85  8,669,881     (2,250)        -       184,872   (10,545,811)

Common stock issued for services at
$9.00 per share on January 9, 2002
(unaudited)                             -        -       18,411      19    165,681          -         -             -             -

Common stock issued for conversion
of debt at $9.00 per share on
February 19, 2002 (unaudited)           -        -        7,000       7     62,993          -         -             -             -

Preferred stock issued for conversion
of debt at $5.00 per share on February
20, 2002 (unaudited)               17,031       17            -       -     85,136          -         -             -             -

Common stock issued for services at
$3.00 per share on February 26, 2002
(unaudited)                             -        -        3,667       4     10,996          -         -             -             -

Common stock issued for investment
on March 6, 2002 (see Note 4) at
$0.001 per share (unaudited)            -        -   10,000,000  10,000          -          -         -             -            -
                                        -        -   ----------  ------          -          -         -             -            -

Balance forward                    17,031   $   17   10,115,266  10,115 $8,994,687 $   (2,250) $      -  $    184,872  $(10,545,811)
                                   ------   -   --   ----------  ------ ---------- -   ------- -      -  -    -------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Additional        Stock                    Other
                                    Preferred Stock     Common Stock    Paid-In  Subscription  Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount  Capital   Receivable     Fees       Income       (Deficit)
                                   ------     ------  ------    ------  -------   ----------   --------  -------------  -----------

Balance forward                    17,031   $   17   10,115,266 $10,115 $8,994,687 $   (2,250)  $     -   $   184,872   $10,545,811)

Common stock issued for investment
on March 7, 2002 at $0.33 per share
(see Note 4) (unaudited)                -        -    1,000,000   1,000     32,000          -         -             -             -

Common stock issued for services at
$1.50 per share on March 7, 2002
(unaudited)                             -        -      100,331     100    150,396          -         -             -             -

Common stock issued for investment
on March 8, 2002 at $0.001 per share
(see Note 4) (unaudited)                -        -        2,000       2          -          -         -             -             -

Additional expense for options
granted March 11, 2002 (unaudited)      -        -      650,000       -   (650,000)         -         -             -             -

Exercise of options at $0.45 per share
on March 11, 2002 (unaudited)           -        -    1,000,000   1,000    449,000   (450,000)        -             -             -

Common stock issued for investment
on March 12, 2002 at $0.0313 per
share (see Note 4) (unaudited)          -        -    1,000,000   1,000     30,282          -         -             -             -

Preferred stock issued for conversion
of debt at $5.00 per share on
March 31, 2002 (unaudited)            588        -            -   2,936          -          -         -             -             -

Common stock issued for sponsorship
on March 22, 2002 at $1.75 per share
(see Note 4) (unaudited)                -        -    1,300,000   1,300  2,273,700 (2,275,000)        -             -             -

Common stock issued for services
at $2.00 per share on March 25, 2002
(unaudited)                             -        -      100,000     100    199,900          -         -             -             -
                                        -        -      -------     ---    -------          -         -             -             -

Balance forward                    17,619   $   18   14,617,597 $14,617$12,782,901 $ (452,250) $(2,925,000)$  184,872  $(10,545,811)
                                   ------   -   --   ---------- ------------------ - --------- -------------  -------  -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       14

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Additional        Stock                    Other
                                    Preferred Stock     Common Stock     Paid-In   Subscription Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount   Capital    Receivable    Fees        Income     (Deficit)
                                   ------     ------  ------    ------   -------    ----------   -------     ---------  -----------
Balance forward                    17,619    $    18  14,617,597 $14,617 $12,782,901 $(452,250) $(2,925,000) $ 184,872 $(10,545,811)

Common stock issued for investment
on March 25, 2002 at $0.001 per share
see Note 4) (unaudited)                 -          -   1,125,000   1,125           -          -            -         -            -

Common stock issued for investment
on April 1, 2002 at $0.77 per share
(unaudited)                             -          -   4,200,000   4,200   2,716,885          -            -         -            -

Common stock issued for investment
on April 16, 2002 at $0.001 per share
(see Note 4) (unaudited)                -          -   1,000,000   1,000       1,700          -            -         -            -

Additional expense for options
granted April 18, 2002 (unaudited)      -          -           -       -   1,789,200          -  (1,789,200)         -            -

Exercise of options at $0.45 per share
on April 18, 2002 (unaudited)           -          -     639,000     639     286,911  (287,550)            -         -            -

Common stock issued for services
at $3.25 per share on April 18, 2002
(unaudited)                             -          -     100,000     100     324,900          -            -         -            -

Common stock issued for services and
conversion of debt at $3.25 per share
on April 25, 2002 (unaudited)           -          -     200,000     200     649,800          -            -         -            -

Common stock issued for investment
on May 15, 2002 at $0.001 per share
(see Note 4) (unaudited)                -          -     150,000     150           -          -            -         -            -

Common stock issued for services at
$3.00 per share on May 15, 2002
unaudited)                              -          -     200,000     200     599,800          -     600,000)         -            -

Common stock issued for investment on
May 25, 2002 at $0.001 per share
(see Note 4) (unaudited)                -          -      10,000      10           -          -            -         -            -
                                        -          -      ------      --           -          -            -         -            -

Balance forward                    17,619   $     18  22,241,597 $22,241 $19,152,097 $(739,800) $(5,314,200) $ 184,872 $(10,545,811)
                                   ------   -     --  ---------- ------- ----------- ---------- ------------ - ------- -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       15

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Additional        Stock                    Other
                                    Preferred Stock     Common Stock     Paid-In   Subscription Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount   Capital    Receivable    Fees        Income     (Deficit)
                                   ------     ------  ------    ------   -------    ----------   -------     ---------  -----------

Balance forward                    17,619   $     18  22,241,597 $22,241 $19,152,097 $(739,800) $(5,314,200) $ 184,872 $(10,545,811)

Common stock issued for services at
$3.00 per share on June 3, 2002
(unaudited)                             -          -       5,000       5      14,995          -            -         -            -

Additional expense for options granted
June 5, 2002 (unaudited)                -          -           -       -     560,000          -    (560,000)         -            -

Exercise of options at $0.45 per share
on June 5, 2002 (unaudited)             -          -     200,000     200      89,800   (90,000)            -         -            -

Common stock issued for services at
$3.25 per share on June 5, 2002
(unaudited)                             -          -     550,000     550   1,786,950          -            -         -            -

Common stock issued for subscription
receivable at $0.75 per share on
June 26, 2002 (unaudited)               -          -     291,667     292     218,458  (218,750)            -         -            -

Common stock issued for the conversion
of debt at $0.66 per share on
June 27, 2002 (unaudited)               -          -      50,000      50      32,888          -            -         -            -

Common stock issued for the conversion
of debt at $1.03 per share on
June 27, 2002 (unaudited)               -          -      29,300      29      30,149          -            -         -            -

Common stock issued for the conversion
of debt at $1.03 per share on
June 28, 2002 (unaudited)               -          -     688,601     689     708,495          -            -         -            -

Preferred stock cancelled on
June 28, 2002 (unaudited)         (17,031)       (17)          -       -     (85,136)         -            -         -            -

Common stock issued for services at
$3.01 per share on July 31, 2002
(unaudited)                             -          -     500,000     500   1,504,500          -            -         -            -
                                        -          -     -------     ---   ---------          -            -         -            -

Balance forward                       588   $      1  24,556,165 $24,556 $24,013,196$(1,048,550)$(5,874,200) $ 184,872 $(10,545,811)
                                      ---   -      -  ---------- ------- ----------------------------------- --------- -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       16

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Additional        Stock                    Other
                                    Preferred Stock     Common Stock     Paid-In   Subscription Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount   Capital    Receivable    Fees        Income     (Deficit)
                                   ------     ------  ------    ------   -------    ----------   -------     ---------  -----------
Balance Forward                       588   $      1  24,556,165 $24,556 $24,013,196$(1,048,550)$(5,874,200) $ 184,872 $(10,545,811)

Common stock issued for subscription
receivable at $0.75 per share on
August 6, 2002 (unaudited)              -          -   1,000,000   1,000     749,000  (750,000)            -         -            -

Common stock issued for services at
$3.10 per share on August 7, 2002
(unaudited)                             -          -      94,252      94     292,087          -            -         -            -

Additional expense for options granted
August 15, 2002 (unaudited)             -          -           -       -     127,500          -    (127,500)         -            -

Exercise of options at $0.45 per share
on August 15, 2002 (unaudited)          -          -      50,000      50      22,450   (22,500)            -         -            -

Common stock issued for investment
on August 19, 2002 at $0.001 per
share (unaudited)                       -          -   2,000,000   2,000           -          -            -         -            -

Common stock issued for investment
on August 19, 2002 at $0.001 per
share (unaudited)                       -          -   1,000,000   1,000           -          -            -         -            -

Additional expense for options granted
August 21, 2002 (unaudited)             -          -           -       -     260,000          -    (260,000)         -            -

Exercise of options at $0.45 per share
on August 21, 2002 (unaudited)          -          -     100,000     100      44,900   (45,000)            -         -            -

Additional expense for options granted
August 30, 2002 (unaudited)             -          -           -       -     110,000          -    (110,000)         -            -

Exercise of options at $0.45 per share
on August 30, 2002 (unaudited)          -          -      50,000      50      22,450   (22,500)            -         -            -

Payments received for the subscription
receivable (unaudited)                  -          -           -       -           -    711,675            -         -            -
                                        -          -           -       -           -    -------            -         -            -

Balance forward                       588   $      1  28,850,417 $28,850 $25,641,583$(1,176,875)$(6,371,700) $ 184,872 $(10,545,811)
                                      ---   -      -  ---------- ------- ----------------------------------- - ------- -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       17

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Additional        Stock                    Other
                                    Preferred Stock     Common Stock     Paid-In   Subscription Deferred  Comprehensive  Accumulated
                                    ---------------     ------------
                                   Shares     Amount  Shares    Amount   Capital    Receivable    Fees        Income     (Deficit)
                                   ------     ------  ------    ------   -------    ----------   -------     ---------  -----------
Balance forward                       588   $      1  28,850,417 $28,850 $25,641,583$(1,176,875)$(6,371,700) $ 184,872 $(10,545,811)

Contributed capital (unaudited)         -          -           -       -      12,277          -            -         -            -

Loss on Valuation of marketable
securities (unaudited)                  -          -           -       -           -          -            -  (60,600)            -

Amortization of deferred consulting
(unaudited)                             -          -           -       -           -          -    1,583,104         -            -

Services performed for subscription
receivable (unaudited)                  -          -           -       -           -     45,000            -         -            -

Net loss for the nine months ended
September 30, 2002 (unaudited)          -          -           -       -           -          -            -         -            -
                                        -          -           -       -           -          -            -         -   (7,664,736)
Balance, September 30, 2002
(unaudited)                           588   $      1  28,850,417 $28,850 $25,653,860$(1,131,875)$(4,788,596) $ 124,272 $(18,210,550)
                                      ===   =      =  ========== ======= =================================== ========= =============

Accumulated deficit prior to the
development stage                                                                                                       $(6,466,659)

Accumulated deficit during the
development stage                                                                                                       (11,743,891)


                                                                                                                       $(18,210,550)
                                                                                                                       =============

The accompanying notes are an integral part of these consolidated financial statements.
                                       18

                       CAREER WORTH, INC. AND SUBSIDIARIES
                       (A Development Stage Company)IARIES
                      Consolidated Statements of Cash Flows
                      (Unaudited)d Statements of Cash Flows

                                                                                                From
                                                                                            Inception of
                                                                                             Development
                                                                                              Stage on
                                                                                              January 1,
                                                                                                2000
                                                             For the Nine Months Ended        Through
                                                                    September 30,           September 30,
                                                                    -------------
                                                                  2002          2001            2002
                                                                  ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    $  (7,664,739)  $  (516,538)  $  (11,743,891)
Adjustments to reconcile net loss to net cash
 flows used by operating activities:
   Depreciation and amortization                                  145,524         9,123          169,219
   Amortization of deferred compensation                        1,583,104             -        1,583,104
   Common stock issued for services                             5,101,877       188,600        7,393,255
   Loss on Disposition of marketable securities                         -             -          279,000
   Services provided for subscription receivable                   45,000             -           45,000
   Loss on disposal of assets                                           -        45,516           45,516
   Change in allowance for bad debt                                     -         3,760                -
   Forgiveness of debt                                           (168,301)            -         (168,301)
   Additional expense for stock issued below                            -             -           11,250
    fair market value
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     (15,000)        1,090          (15,000)
   (Increase) decrease in other receivable                         (4,850)            -           (4,850)
   (Increase) decrease in accounts receivable
    - related party                                                (5,390)            -            7,660
   (Increase) decrease in prepaids and other assets                13,502        (6,000)          23,628
   Increase (decrease) in accounts payable                          4,221        31,042          160,251
   Increase (decrease) in accrued expenses                         89,907        64,135          222,564
                                                                   ------        ------          -------
     Net Cash Flows Used by Operating Activities                 (875,145)      179,272       (1,991,595)
                                                                 ---------      -------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Construction in progress                                      (185,434)            -          185,434
   Purchase of fixed assets                                             -             -           21,539
   Proceeds from sale of securities                                     -             -          221,000
                                                                        -             -          -------
     Net Cash Flows Provided (Used) by Investing
      Activities                                                 (185,434)            -           14,027
                                                                 --------             -           ------
CASH FLOWS FROM FINANCING ACTIVITIES

   Minority interest                                              (12,601)            -          (12,601)
   Contributed capital                                             12,277             -           12,277
   Cash proceeds from acquisition of subsidiary                     3,178             -            3,178
   Proceeds from related party                                    126,674             -          126.674
   Payments on related party payables                            (103,989)            -         (103,989)
   Proceeds from cash overdraft                                         -           944            6,884
   Payments on cash overdraft                                       6,398             -          (16,149)
   Payment on notes payable and convertible
    debentures                                                   (112,051)      (81,140)        (169,458)
   Proceeds from notes payable and convertible
    debentures                                                    432,287       258,191        1,422,346
   Proceeds from stock subscription receivable                    711,675             -          711,675
                                                                  -------             -          -------

     Net Cash Flows Provided by Financing Activities        $   1,063,848  $    177,995     $  1,980,837
                                                            -   ---------  -    -------     -  ---------

The accompanying notes are an integral part of these consolidated financial statements.
                                       19

                       CAREER WORTH, INC. AND SUBSIDIARIES
                       (A Development Stage Company)IARIES
                Consolidated Statements of Cash Flows (Continued)
                (Unaudited)d Statements of Cash Flows (Continued)

                                                                                      From
                                                                                   Inception of
                                                                                   Development
                                                                                     Stage on
                                                                                    January 1,
                                                                                       2000
                                                        For the Nine Months Ended    Through
                                                               September 30,       September 30,
                                                               -------------
                                                             2002         2001         2002
                                                             ----         ----         ----

NET INCREASE IN CASH                                   $   3,269    $    (1,227)   $     3,269

CASH AT BEGINNING OF PERIOD                            $       -    $     1,277    $         -
                                                       -       -    -     -----    -         -

CASH AT END OF PERIOD                                  $       -    $         -    $     3,269
                                                       =       =    =         =    =     =====

CASH PAID DURING THE YEAR FOR:

   Interest                                            $ 252,045    $         -    $   263,045
   Income taxes                                        $       -    $         -    $         -

NON-CASH INVESTING AND FINANCING
 TRANSACTIONS

   Debentures converted to common stock                $  65,000    $   115,000    $   329,872
   Interest converted to common stock                  $       -    $    43,526    $    62,207
   Common stock issued for notes payable               $       -    $   277,505    $   495,197
   Common stock issued for services                    $5,101,877   $   188,600    $ 7,393,255
   Common stock issued for accounts payable            $       -    $         -    $    86,305
   Common stock issued for accrued expenses            $  207,757   $         -    $   270,757
   Common stock issued for subscription receivable     $1,886,300   $         -    $ 1,888,550
   Common stock issued for investments                 $   74,644   $         -    $    74,644
   Debentures converted to preferred stock             $    2,000   $         -    $     2,000
   Interest converted to preferred stock               $      936   $         -    $       936
   Common stock issued for subsidiaries                $2,721,085   $         -    $ 2,721,085


The accompanying notes are an integral part of these consolidated financial statements.
                                       20

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The accompanying consolidated financial statements include Career Worth, Inc. and it's wholly and majority owned subsidiaries acquired during the period ended September 30, 2002, The Internet Eye Doctor, Inc., Regency Development Corporation and AALL Finished Constructions, Inc. (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a deficit in working capital of $2,775,875, has experienced significant losses and has an accumulated deficit of $18,210,550 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     It is the intent of the Company to generate cash flow by diversifying its business activities. During the period ended September 30, 2002, the Company acquired controlling or full interest in various businesses (See
     Note 3). In addition, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended September 30, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 3 - SIGNIFICANT EVENTS (Continued)

     Regency Development Corporation (Continued)

     Regency Development was incorporated in June 2001. It's principal asset is a 40-acre tract of undeveloped land in Oasis, Nevada and is zoned for commercial use, including casino, hotel or motel uses. This undeveloped land was acquired on January 15, 2002, for $2,000,000 from individuals and entities who were related parties in exchange for a $2,000,000 secured promissory note bearing interest at 10% with interest only payments due monthly beginning February 15, 2002 until January 15, 2005 at which time the full amount of the principal is due and payable. The purchase of this undeveloped land is recorded on a "cash basis" whereby the cost in the consolidated financial statements will reflect only the cash invested in the undeveloped land and related obligations. The secured promissory note has also been excluded because of the uncertainty of obtaining adequate development financing. Accordingly, at September 30, 2002, no asset value or related debt obligation have been included in the accompanying consolidated financial statements.

     H-Net.net,Inc.

     On March 8, 2002, the Company entered into a stock exchange agreement with H-Net. net, Inc. (H-Net), a Colorado Corporation. Pursuant to that agreement, the Company issued 2,000 shares of it's common stock in exchange for 2,000 shares of H-Net common stock. On May 24, 2002, the Company entered into another stock exchange agreement with H-Net. Pursuant to this agreement, the Company issued 10,000 shares of it's common stock in exchange for 10,000 shares of H-Net common stock, giving the Company a total of 12,000 shares of H-Net common stock. The shares that the Company has received are restricted. The value of the investment is based upon the par value of the Company's common stock, $0.001, for the investment. Accordingly, this investment has been valued at $12 in the accompanying consolidated financial statements at September 30, 2002.

     Market Media Corporation

     On March 12, 2002, the Company entered into a stock exchange agreement with Market Media Corporation (MMC), a Nevada Corporation, acquiring an approximate 9% interest in MMC for 1,000,000 shares of the Company's common stock. MMC is a privately held company and is engaged in the broadcast media industry through it's wholly owned subsidiary, FYM, Inc. The $31,282 investment value included in the accompanying consolidated financial statements represents approximately 9% of the net book value of FYM, Inc. based on the unaudited financial statements of FYM, Inc. as of December 31, 2001.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 3 - SIGNIFICANT EVENTS (Continued)

     Stem Genetics

     On April 16, 2002, pursuant to a Stock Exchange Agreement, the Company acquired 2,700,000 shares of Stem Genetics, Inc. common stock in exchange for 1,000,000 shares of Career Worth, Inc. common stock. The Company's ownership interest represents approximately 9% of the issued and outstanding common stock of Stem Genetics, Inc. Stem Genetics, Inc. is a development stage company organized in the state of Nevada on April 12, 2002, primarily for the purpose of conducting genetic research and any other lawful business. As of April 16, 2002, Stem Genetics, Inc. had no material assets or liabilities. As of September 30, 2002, the investment in Stem Genetics is valued at $2,700.

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

     AALL was incorporated on March 5, 2002, to engage in the construction industry. On March 20, 2002, a shareholder of the Company executed a special warranty deed conveying his interest in 14 residential building lots located in Weber County, Utah along with the related debt. The building lots were acquired by the shareholder for $392,000 with corresponding notes payable totaling $415,000 less approximately $23,000 of interest reserves and closing costs. Subsequently, construction financing has been obtained and construction begun on several single family homes on the building lots with capitalized construction in progress totaling $70,774 included in the accompanying consolidated financial statements.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 3 - SIGNIFICANT EVENTS (Continued)

     AALL Finished Construction (Continued)

     On April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Friendly Bear Plaza, Inc. (Friendly Bear), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Friendly Bear in exchange for 1,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of Friendly Bear is Friendly Bear Plaza which is a 21,200 square foot retail shopping center located in Las Vegas, Nevada. The Company is delinquent in the payment of the $250,000 note for the purchase and is in negotiations to extend the payment of the note.

     Also on April 1, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with P/R Business, Inc. (P/R), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of P/R in exchange for 3,100,000 shares of Career Worth, Inc. common stock and $250,000 cash to be paid within 90 days of closing the transaction scheduled for April 25, 2002. The principal asset of P/R is Pecos Russell Business Center which consists of three separate single story professional office buildings located in Las Vegas, Nevada, each having approximately 8,000 square feet of net rentable area. The Company is delinquent in the payment of the $250,000 note for the purchase and is in negotiations to extend the payment of the note.

     On July 5, 2002, AALL Finished Construction, Inc. entered into a Stock Purchase Agreement with Casino Auto Spa, Inc., d/b/a Boulder Auto Spa, Inc. (Auto Spa), a Nevada Corporation, acquiring 100% of the issued and outstanding common stock of Auto Spa in exchange for 140,000 shares of Career Worth, Inc. common stock. The principal asset of Auto Spa is located in Las Vegas, Nevada. This purchase has not been finalized due to the fact that Casino Auto Spa is in bankruptcy and the Bankruptcy Court has not given the go ahead to finalize the purchase.

     On September 1, 2002, the P/R Business, Inc. sold a building and land to Nicholas Investment Company, Inc. (Nicholas). P/R received 10,000,000 shares of Nicholas common stock, 600,000 shares of Nicholas preferred stock and a promissory note in the amount of $1,500,000 for a total purchase price of $2,500,000. Subsequent to September 30, 2002, an agreement was entered into between the two parties canceling this transaction. Accordingly, this transaction has not been included in the accompanying consolidated financial statements at September 30, 2002.

     Other Investments

     On August 19, 2002, the Company entered into a stock exchange agreement with Matrix Energy Services Corporation (Matrix), a Nevada Corporation. Pursuant to that agreement, the Company issued 2,000,000 shares of it's common stock in exchange for 2,000,000 shares of Matrix common stock. The shares that the Company has received are restricted. The value of the investment is based upon the par value of the Company's common stock, $0.001, for the investment. Accordingly, this investment has been valued at $2,000 in the accompanying consolidated financial statements at September 30, 2002.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 3 - SIGNIFICANT EVENTS (Continued)

     Other Investments (Continued)

     On August 19, 2002, the Company entered into a stock exchange agreement with Nicholas Investment Company, Inc. (Nicholas), a Nevada Corporation. Pursuant to that agreement, the Company issued 1,000,000 shares of it's common stock in exchange for 1,000,000 shares of Nicholas preferred stock. The shares that the Company has received are restricted. They are convertible in one year at 20% per year at a price of 50% of the bid at the time of conversion. The value of the investment is based upon the par value of the Company's common stock, $0.001, for the investment. Accordingly, this investment has been valued at $1,000 in the accompanying consolidated financial statements at September 30, 2002.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, (primarily Friendly Bear Plaza and Pecos Russell Business Center) consists of the following: September 30, 2002

     Buildings                               $       7,108,966
     Leasehold improvements                            883,478
     Land                                            2,427,390
                                                     ---------
                                                    10,419,834
     Accumulated depreciation                         (647,049)
                                                      --------

     Net property and equipment              $       9,772,785
                                             =       =========

     Depreciation expense for the nine months ended September 30, 2002 was $145,524.

NOTE 5 - LOSS PER SHARE

     The  computation  of basic  loss per share of common  stock is based on the
     weighted  average  number  of  shares   outstanding  at  the  date  of  the
     consolidated financial statements as follows:

                          For the Three Months Ended  For the Nine Months Ended

                                 September 30,               September 30,
                                 -------------               -------------

                                  2002        2001       2002         2001
                                  ----        ----       ----         ----

     Loss before extraordinary
      item                      $  (0.12)   $  (2.64)   $  (0.44)   $  (27.21)
     Extraordinary item             0.00           -        0.00            -
                                    ----           -        ----            -

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

     BASIC LOSS PER SHARE       $  (0.12)   $  (2.64)   $  (0.44)   $  (27.21)
                                =  ======   =  ======   =  ======   =  =======

     WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING                24,878,288     26,153   17,482,125      18,986
                                ==========     ======   ==========      ======


NOTE 6 - SEGMENT REPORTING

     The Company's reportable segments are business units that offer different products and services. The Company has three reportable business segments:
     Internet retail, construction, and office & retail leasing.

     All significant intersegment transactions have been eliminated in the consolidated financial statements.

     Financial information as of and for the nine months ended September 30, 2002 with respect to the reportable segments is as follows:

                                            Office &
                    Internet                 Retail     Corporate
                      Retail  Construction   Leasing   Unallocated      Totals
                      ------  ------------  ---------  -----------      ------
External revenues   $  1,195  $          -  $ 295,446            -     $296,641
Cost of goods sold       523             -          -            -          523
Interest income            -             -          -            -            -
Interest expense           -        17,937    292,231      186,237      496,405
Segment income
 (loss) before tax
 effect             $(17,442) $    (68,780) $(370,724) $(7,207,793) $(7,664,739)

     The following schedules are presented to reconcile amounts in the forgoing segment information to the amounts reported in the Company's consolidated financial statements.

     Total loss of reportable segments                       $(7,679,040)
     Minority interest in loss                                    14,301
                                                                  ------
                                                             $(7,664,739)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

Litigation has been initiated aginst the Company by two individuals (suing derivatively adn on behalf of Broadway Acacia LLC (Plaintiffs). The plaintiffs are seeking a cout order to overturn the purchase of Friendly Bear adn P/R Business. The plaintiffs claim that there was not adequate consideration given for the acquisition of Friendly Bear and P/R Business. Management of the Company believes that the claim of the plaintiffs is without merit. The outcome of this action is not presently determinably. Accodingly, there is no accrual for this claim reflected in the accomopanying consolidated financial statements.

The Company is involved in litigation with an individual who claims that he is owed $85,843 under a verbal contract. The individual is suing for the $85,843 plus 17% interest per annum from December 16, 1998 plus legal and court costs. Managemetn is currently in negotiations to settle this matter. NO settlement has been reached and the ultimate resolution to thi smatter is not readily determinable. Accordingly, no related liabitlity has been reflected in the accompanying consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENTS

     On October 3, 2002, the Company granted 50,000 options which were exercised on that same day at $0.45 per share for a total of $22,500. The entire amount was exercised with the issuance of a subscription receivable.

     On October 22, 2002, the Company granted 50,000 options which were exercised on that same day at $0.45 per share for a total of $22,500. The entire amount was exercised with the issuance of a subscription receivable.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

     Results of Operations.

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

     It is the intent of the Company to generate cash flow by diversifying its business activities. During the first quarter of 2002, the Company (1) acquired Regency Development ("Regency"), a Nevada corporation, which controlled 40 acres of property in Nevada, (2) secured a controlling interest in Internet Eye Doctor ("Eye Doctor"), (3) acquired AALL Finished Construction, Inc. ("AALL Finished"), and (4) executed a sponsorship agreement with the American Senior Golf Association, ASGA, Inc. During the second quarter of 2002, AALL Finished Construction, Inc. acquired two real estate complexes located in Las Vegas, Nevada, namely Friendly Bear Plaza and P/R Business Center. Friendly Bear is a strip mall with 75% occupancy rate with a new management team expected to achieve 90% occupancy in the third quarter. P/R Business is a three building executive office building complex with a 70% occupancy rate. In order to fund these enterprises, the Company will continue to raise funds through short-term and medium-term debt as well as equity based investment instruments to provide funding for the optical business and expansion of construction activities. The Company also plans to continue its employment information and recruiting services business as operating funds become available. During the period ended Sptember 30, 2002, the Company was able to reduce some of its debt through negotiations with its creditors and note holders. Because of the significant change in operating activities and the business environment from 2001 to 2002, comparisons of the financial statements for the first two quarters of those years may have limited significance.

     Three month period and nine month period ended September 30, 2002 compared to the three month period and the nine month period ended September 30, 2001.

     Total revenues for the three month period and the nine month period ended September 30, 2002 were $132,871 and $296,641, respectively, compared to $0 and $6,470 for the same periods of 2001. This increase was due to revenues generated by AALL Finished Construction's Las Vegas Properties.

     The Company hopes that additional production from the new entities will be visible during the four quarters of this fiscal year as working capital is raised and invested in the Company. Direct costs for the three months and the nine months ended September 30, 2002, were $0 and $523, respectively, as compared to $0 and $1,557 for the three months and nine months ended September 30, 2001. For the third quarter of fiscal year 2002, operating expenses were
$2,985,515, consisting of salaries and wages of $0, depreciation and amortization expenses of $72,346, and general and administrative expenses of $2,913,169, resulting in a loss from operations of $2,852,644. Total operating expenses for the same period of 2001 were $49,544, consisting of salaries and wages of $23,825, depreciation and amortization expenses of $2,745, and general and administrative expenses of $22,974, resulting in a loss from operations of $49,544 for the quarter. For the first nine months of 2002, operating expenses were $7,647,054, consisting of salaries and wages of $0, depreciation and amortization expenses of $145,524, and general and administrative expenses of $7,501,530, resulting in a loss from operations of $7,350,936. Total operating expenses for the first nine months of 2001 were $404,804, consisting of salaries and wages of $135,017, depreciation and amortization expenses of $9,123 and general and administrative expenses of $260,664, resulting in a loss from operations of $399,891. The decrease in salaries and wages during fiscal year 2002 resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions. Total other income (expense) for the three month period and the nine month period ended September 30, 2002, netted expenses of ($213,383) and ($496,405) for the respective periods compared to expenses of ($19,608) and ($116,647) for the same periods of 2001. Other (expense) for the first three quarters of 2002 was comprised primarily of interest expenses.

The increase from the 2001 period to the 2002 period was due primarily to increased interest expense. The net loss before extraordinary items and minority interests for the Company was $3,066,027 in the third quarter of 2002 compared to $69,152 for the same period of the prior year. During the first nine months of the current year, the Company booked a net loss before extraordinary items and minority interests of $7,847,341 compared to $516,538 for the first nine months of 2001. In the three month and nine month periods ended September 30, 2002, the Company experienced an extraordinary item, the forgiveness of debt, of $36,163and $168,301, respectively. Minority interest in a subsidiary yielded proceeds of $8,059 and $14,301 respectively for the first three months, and nine months of 2002. There were no comparable categories for extraordinary items or minority interests in the 2001 statement. The net loss for the first three months ended September 30 2002 was $3,021,805, compared to $69,152 in 2001. The net loss for the first nine month period of fiscal year 2002 was $7,664,739 compared to $516,538 for the first nine months of 2001. The Company experienced comprehensive losses of $60,600 in the six and nine month periods ended
September 30, 2002, leaving net comprehensive losses of $3,021,805 and $7,725,339 for the six and nine month periods of 2002, respectively. The basic loss per share for the third quarter of 2002 was $0.12 as compared to $2.64 for the Third quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002. The basic loss per share for the first three quarters of the fiscal year 2002 was $0.44 as compared to $27.21 for the third quarter of 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

Liquidity and Capital Resources

     During the first three quarters of 2002, the issuance of shares of the Company's common and preferred stock and some notes payable were utilized to fund the developmental operations, convert debt, pay professional services, and for other activities of the Company. The Company had a working capital deficit of $2,775,975, at September 30, 2002. The Company had a cash balance of $3,269. Cash used in operations for the first three quarters ended September 30, 2002, was $875,145 compared with $178,272 for the first three quarters ended September 30, 2001. The year to year increase in cash flows used was due to the Company's sizeable net loss partially offset by common stock issued for services. Cash flows used in investing activities was $185,434 in the first three quarters of 2002 compared with $0 in the period prior year. The increase was due to the purchase of land in the Company's construction subsidiary in the first half of 2002. Cash flows from financing activities was $1,063,848 in the nine months ended September 30, 2002 compared to net financing activities from notes payable and convertible debentures of $177,995 in first three quarters of 2001. The year to year increase was due to proceeds from related parties and proceeds from stock subscription receivable. Because the Company has an accumulated deficit of $18,210,550 and has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has significantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to restricted common stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan. At end of the first three quarters of 2002, accounts payable totaled $171,586 compared to $170,976 at year end. At September 30, 2002, the Company had recorded $579,185 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2001, accrued expenses totaled $735,157. The decrease was due to reductions in accrued interest and accrued salaries and wages. The Company is also working to settle its outstanding payroll tax obligations with the proper taxing authorities. At September 30, 2002, the Company had recorded notes payable, convertible debentures, and current portion of long-term liabilities totaling $2,049,973 compared with $786,604 at December 31,2001. The additions of current and long-term portions of debt during the first three quarters of the current fiscal year were due to the financing associated with the assets of businesses acquired by the Company. Long term debt as of September 30, 2002, was $5,570,293 compared to $0 at December 31,2001. The increase was due to additions made during the second quarter. Minority interest was $28,700 at the end of the third quarter compared to $0 at prior year end. In prior reports, the Company has recorded contingent liabilities  with  related  accrued  interest  as a separate  category.

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

PART I. - ITEM 3. Controls and Procedures. Based on his evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President has concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

In November 2000, Mark Wolkos and MW Investments Marketing filed a complaint in the Superior Court of Maricopa County, Arizona against the Company for compensation relating to investor relations services. The complaint alleged compensation due for such services of $70,000 as well as stock options for 600,000 shares of stock. The Company has filed an answer denying the claims. Because of the prior management's neglect in defending this case, the Plaintiff obtained a default judgment against the Company. The Company's CEO is currently attempting to settle the debt with the Plaintiff.

On June 10, 2002 Gregory Grantham and John Saba (suing derivatively and on behalf of Broadway Acacia LLC) filed suit against Career Worth, Inc., AALL Finished Construction Inc., P/R Business, Inc., Friendly Bear Plaza, Inc. and Senior Care Industries, Inc. and John Does 1-100in the Superior Court of California, County of Orange. The Plaintiffs are seeking a court order over turning the purchase of P/R and Friendly Bear. Plaintiffs claim that the transfer  of  Friendly  Bear  and P/R was  without  adequate  consideration  and therefore improper. Defendants argue, that except for Senior Care, the California court lacks jurisdiction over the parties and therefore cannot enter any judgment against these defendants.

On or about October 11, 2002 Ron Davis filed suit against the Company, in the Fourth Judicial District Court for Wasatch County, State of Utah. The Plaintiff alleges that he is owed $85,843.41 under an alleged verbal agreement between the Plaintiff and Dynamic Information System and eXchange, Inc. Plaintiff is seeking a judgment against the Company in the amount of $85,843.41 plus 17% interest per annum from December 16, 1998 through the time of trial and costs.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Events that have taken place subsequent to the end of the first quarter 2002 are noted below. On July 10, 2002 AALL Finished Construction entered into a purchase agreement with Casino Auto Spa, Inc. d/b/a Boulder Auto Spa ("Auto Spa") for the purchase of all of the shares of Auto Spa. The company approved the purchase of Auto Spa by AALL Finished on the same date. The shares of Auto Spa were held by Ed Webb and Chuck Reader. The Principal asset of the Auto Spa is a full service car wash, which includes a detailing unit, a convenience store and deli, located on property at Boulder Station and Casino in Las Vegas, Nevada. Currently, the Auto Spa is in Chapter 11 bankruptcy. The Bankruptcy court has ruled that the lease agreement between the Auto Spa and Casino Stations was not accepted by the Auto Spa within the proper time limit of the bankruptcy. Therefore, the lease was voided by the court. At this date the lease hold entity does not want to work with AALL Finished to negotiate a new lease on the property.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibit 99 - Certification in Accordance with SEction 906 of the Sarbanes-Oxley Act of 2002.

Additional Exhibits

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Career Worth, Inc., (the " Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the SEcurities and Exchange Commission on the date hereof (the "Report"), I, Elena Weissburd, Chif Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002. that, to the best of my knowledge and belief: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By: /s/ Elena Weissburd                 Date: November 19, 2002
   ----------------------                    --------------------
   Elena Weissburd, CFO

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings Pursuant to Section 302 of the Sarbane-Oxley Act of 2002.

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

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002 of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.

(4) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all materail respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this Quarterly Report.

(5) The REgistrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the REgistrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared:

     b) evaluated the effectiveness of the REgistrant's disclosure controls and procedures as of a date wihtin 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented this Quarterly Report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(6) The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weeknesses.

By: /s/ David Wolfson                   Date:   November 19, 2002
   ----------------------------              --------------------------
     David Wolfson, President

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Elena Weissburd, state and attest that:

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

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002 of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.

(4) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all materail respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this Quarterly Report.

(5) The REgistrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the REgistrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared:

     b) evaluated the effectiveness of the REgistrant's disclosure controls and procedures as of a date wihtin 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented this Quarterly Report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(6) The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weeknesses.


By   /s/ Elena Weissburd                   Date:    November 19, 2002
  -------------------------                     ----------------------
     Elena Weissburd, CFO

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

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

On September 25, 2002 the Company filed an 8-K with the Commission disclosing the sale of one of the buildings included in P/R Business, Inc. to Nicholas Investment Company, Inc. At this time the Company and Nicholas are negotiating with each other to rescind the Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER WORTH, INC.
[Registrant]

Dated: November 19, 2002


   /s/ David Wolfson
---------------------------
President and Director