Form 10-Q/A
period 2002-06-30
US HOMES & PROPERTIES INC
filed 2002-12-10
CIK 934395

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 15,848,408 shares of common stock, par value $0.001, as of June 30, 2002.

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

     The accompany unaudited financial statements have been restated to properly account for the 1-for-30 reverse split related to certain stock issuances for services and to correct an accounting error for deferred fees not being properly amortized. See Note 3 for the reverse split adn Note 8 for the error correction to the accompany consolidated financial statements.

                      CAREER WORTH, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 2002 and December 31, 2001

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT
                     -------------------------------------

The Board of Directors
Career Worth, Inc. and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Career Worth, Inc. and Subsidiaries (a development stage company) as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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


HJ & Associates, LLC
Salt Lake City, Utah
August 20, 2002, except for Note 8 which is November 1, 2002

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                              June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------
                                              (Unaudited)
                                              (Restated)
CURRENT ASSETS

  Cash                                       $     11,988      $        -
  Prepaid expenses                                 25,478               -
  Related party receivables                         5,390               -
                                             ------------      ------------

    Total Current Assets                           42,856               -
                                             ------------      ------------
PROPERY AND EQUIPMENT, NET (Note 4)             9,844,298               -
                                             ------------      ------------

OTHER ASSETS

  Website, net                                      8,333               -
  Investments                                      34,144               -
  Goodwill                                         30,648               -
  Construction in progress                         70,774               -
  Undeveloped land                                    -                 -
                                             ------------      ------------

    Total Other Assets                            143,899               -
                                             ------------      ------------

    TOTAL ASSETS                             $ 10,031,053      $        -
                                             ============      ============




             See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,       December 31,
                                                  2002              2001
                                              ------------      ------------
                                               (Unaudited)
                                               (Restated)
CURRENT LIABILITIES

  Cash overdraft                              $        632      $        486
  Accounts payable                                 200,336           170,976
  Accrued expenses                                 509,192           735,157
  Current portion - long-term debt               1,809,812           639,839
  Convertible debentures                            20,000           142,045
  Notes payable - related parties                   78,219             4,720
                                              ------------      ------------

    Total Current Liabilities                    2,618,191         1,693,223
                                              ------------      ------------

LONG-TERM DEBT                                   5,658,484              -
                                              ------------      ------------

    Total Liabilities                            8,276,675         1,693,223
                                              ------------      ------------

MINORITY INTEREST                                   35,059               -
                                              ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
    authorized at $0.001 par value; 599
    shares issued or outstanding                         1               -
  Common stock; 50,000,000 shares authorized
    at $0.001 par value; 24,056,165 and
    85,666 shares issued and outstanding,
    respectively                                    24,056                85
  Additional paid-in capital                    22,508,696         8,669,881
  Stock subscriptions receivable                  (508,594)          (2,250)
  Treasury stock                                    (2,700)              -
  Deferred Fees                                 (5,237,667)              -
  Other comprehensive (loss)                       124,272          184,872
  Accum. deficit prior to development stage     (6,466,659)      (6,466,659)
  Accum. deficit during development stage       (8,722,086)      (4,079,152)
                                              -------------     ------------

    Total Stockholders' Equity (Deficit)         1,719,319       (1,693,223)
                                              ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $ 10,031,053      $        -
                                              ============      ============


             See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            From
                                                                                        Inception of
                                                                                         Development
                                                                                          Stage on
                                          For the                     For the            January 1,
                                    Three Months Ended            Six Months Ended          2000
                                          June 30,                    June 30,            Through
                                 --------------------------  --------------------------   June 30,
                                      2002          2001          2002          2001         2002
                                 ------------  ------------  ------------  ------------  ----------
                                  (Restated)                  (Restated)                 (Restated)
SALES                            $    163,770  $      5,150  $    163,770  $      6,470  $  324,607

COST OF SALES                             523           -             523         1,557      63,947
                                 ------------  ------------  ------------  ------------  ----------

GROSS MARGIN                          163,247        5,150       163,247         4,913     260,660
                                 ------------  ------------  ------------  ------------  ----------

OPERATING EXPENSES

  Salaries and wages                      -          22,139           -         111,192     520,588
  Depreciation and amortization        72,900         2,970        73,178         6,378      96,873
  General and Administrative        3,629,170       168,092     4,588,361       237,690   7,702,960
                                 ------------  ------------  ------------  ------------  ----------

     Total Operating Expenses       3,702,070       193,201     4,661,539       355,260   8,320,421
                                 ------------  ------------  ------------  ------------  ----------

     Loss from Operations          (3,538,823)     (188,051)   (4,498,292)     (350,347) (8,059,761)
                                 ------------  ------------  ------------  ------------  ----------

OTHER INCOME (EXPENSE)

  Loss on disposal of assets              -         (45,516)          -         (45,516)    (45,516)
  Loss on sale of securities              -             -             -             -      (279,000)
  Interest income                         -             -             -             -           781
  Other income                         (1,145)          -             -             -           -
  Interest expense                   (243,927)      (26,206)     (283,022)      (51,523)   (476,970)
                                 ------------  ------------  ------------  ------------  ----------

     Total Other Income (Expense)    (245,072)      (71,722)     (283,022)      (97,039)   (800,705)
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS BEFORE EXTRAORDINARY ITEM (3,783,895)     (259,773)   (4,781,314)     (447,386) (8,860,466)

EXTRAORDINARY ITEM
 Forgiveness of Debt                    3,959           -         132,138           -       132,138
                                  -----------  ------------  ------------  ------------  ----------

NET LOSS BEFORE MINORITY INTEREST  (3,779,936)     (259,773)   (4,649,176)     (447,386) (8,728,328)

MINORITY INTEREST                       4,163           -           6,242           -         6,242
                                 ------------  ------------  ------------  ------------  ----------

NET LOSS                           (3,775,773)     (259,773)   (4,642,934)     (447,386) (8,722,086)

OTHER COMPREHENSIVE LOSS

  Gain (loss) on valuation of
   marketable securities              (60,600)          -         (60,600)          -       124,272
                                 ------------  ------------  ------------  ------------ -----------


NET COMPREHENSIVE LOSS           $ (3,836,373) $   (259,773) $ (4,703,534) $   (447,386)$(8,597,814)
                                 ============  ============  ============  ============ ===========

             See accompanying notes and accountant's review report.

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                     Preferred Stock          Common Stock          Additional     Stock                      Other
                     ---------------          ------------           Paid-in    Subscription  Deferred    Comprehensive  Accumulated
                   Shares       Amount     Shares       Amount       Capital     Receivable      Fees         Loss        (Deficit)
                  ----------  ---------- -----------  -----------  ------------ ------------  ----------  -----------  ------------
Balance,
  January 1, 2000       -     $     -         8,045   $       8    $ 5,456,448   $       -     $      -    $      -     $(6,466,659)

Common stock issued for services  $330 per share
 on January. 1, 2000    -           -           318           1        104,961           -            -           -              -

Conversion of debentures and interest payable  to common stock at $160 per share
 on January 1, 2000     -           -             4           -            640           -            -           -              -

Conversion of accounts payable to common stock at $355 per share on
 January 1, 2000        -            -           32           -         11,350           -            -           -              -

Common stock issued for services at $596 per share
 on February 1, 2000    -            -          114           -         68,000           -            -           -              -

Common stock issued for services at $1,765 per share
 on March 31, 2000      -            -          141           -        248,921           -            -           -              -

Conversion of debentures and interest payable to common stock at $444 per share
 on March 31, 2000      -            -           80           -         35,555           -            -           -              -

Conversion of accounts payable to common stock at $374 per share
 on March 31, 2000      -            -          193           -         72,200           -            -           -              -

Common stock issued for services at $1,365 per share
on May 3, 2000          -            -          130           -        177,450           -            -           -              -

Common stock issued for services at $1,345 per share
on May 4, 2000          -            -           97           -        130,500           -            -           -              -
                  ---------   ----------  ----------  ----------   -----------  ----------  -----------    ----------    -----------
Balance Forward         -    $       -        9,154   $        9   $ 6,306,025   $       -    $       -    $      -     $(6,466,659)
                  ---------   ----------   ---------   ----------  -----------  ----------   ----------    ----------    -----------

             See accompanying notes and accountant's review report.
                                       8

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                    Preferred Stock        Common Stock          Additional     Stock                      Other
                    ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ----------  --------  ----------  -----------  ------------- ------------  -----------  ------------   ------------
Balance forward       -    $     -          9,154   $       9    $ 6,306,025   $       -     $      -    $        -    $ (6,466,659)

Conversion of notes and interest payable to common stock at $311 per share
 on May 19, 2000      -          -            645           1        200,374           -            -             -              -

Common stock issued for services at $898 per share
 on June 5, 2000.     -          -            197          -         177,000           -            -             -              -

Conversion of notes and interest payable to common stock at $105 per share
 on August 16, 2000   -          -            267          -          28,034           -            -             -              -

Common stock issued for services at $417 per share
on September 5, 2000  -          -             42          -          17,500           -            -             -              -

Common stock issued for services at $300 per share
 on September 12, 2000-          -            797            1       238,999           -            -             -              -

Conversion of debentures and interest payable to common stock at $61 per share
 on October 31,2000   -          -            270          -          16,400           -             -            -              -

Common stock issued for services at $135 per share
 on November 9, 2000  -          -            233          -          31,500           -             -            -              -

Conversion of debentures and interest payable to common stock at $71 per share
 on Nov. 16, 2000     -          -          1,390            1        98,660           -             -            -              -
                 ---------   --------     ---------   ----------   ----------- -----------  -----------   -----------    -----------
Balance Forward       -    $     -         12,995   $       12   $ 7,114,492   $       -    $       -     $       -     $(6,466,659)
                 ---------   --------     ---------   ----------   -----------  ----------   ----------   -----------    -----------

             See accompanying notes and accountant's review report.
                                       9

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

             See accompanying notes and accountant's review report.
                                       13

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

Common stock issued for investment on March 8, 2002 at $0.64 per share (see Note 4)
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

             See accompanying notes and accountant's review report.
                                       14

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    14,617,597 $    14,617  $  12,782,901 $ (452,250)   $(2,925,000)   $  184,872  $(10,545,811)

Common stock issued for investment on March 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,125,000       1,125            -           -            -              -              -

Common stock issued for investment on April 1, 2002 at $0.77 per share
 (Unaudited)           -          -      4,200,000       4,200      2,716,885         -            -              -              -

Common stock issued for investment on April 16, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -      1,000,000       1,000          1,700         -            -              -              -

Additional expense for options granted April 18, 2002
 (unaudited)           -          -             -           -       1,789,200         -      (1,789,200)          -              -

Exercise of options at $0.45 per share on April 18, 2002
 (unaudited)           -          -         639,000        639        286,911   (287,500)          -              -              -

Common stock issued for services at $3.25 per share on April 18, 2002
 (Unaudited)           -          -         100,000        100        324,900         -            -              -              -

Common stock issued for services and converson of debt at $3.25 per share on April 25,2002
 (unaudited)           -          -         200,000        200        649,800         -            -              -              -

Common stock issued for investment on May 15, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -         150,000        150            -           -            -              -              -

Common stock issued for services at $3.00 per share on May 15, 2002
 (unaudited)           -          -         200,000        200        599,800         -        (600,000)          -              -

Common stock issued for investment on May 25, 2002 at $0.001 per share (see Note 4)
 (unaudited)           -          -          10,000         10            -           -            -              -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward     17,619  $     18   22,241,597 $    22,241    $19,152,097 $ (739,800)   $(5,314,200)  $    184,872  $(10,545,811)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

             See accompanying notes and accountant's review report.
                                       15

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward     17,619  $     18    22,241,597 $    22,241    $19,152,097 $ (739,800)   $(5,314,200)   $  184,872  $(10,545,811)

Common stock issued for services at $3.00 per share on June 3, 2002
 (Unaudited)           -          -           5,000          5         14,995         -            -              -              -

Additional expense for options granted June 5, 2002
 (unaudited)           -          -             -           -         560,000         -        (560,000)          -              -

Exercise of options at $0.45 per share on June 5, 2002
 (unaudited)           -          -         200,000        200         89,800    (90,000)          -              -              -

Common stock issued for services at $3.25 per share on June 5, 2002
 (Unaudited)           -          -         550,000        550      1,786,950         -            -              -              -

Common stock issued for subscription receivable at $0.75 per share on June 26, 2002
 (unaudited)           -          -         291,667        292        218,458   (218,750)          -              -              -

Common stock issued for the conversion of debt at $0.66 per share on June 27, 2002
 (unaudited)           -          -          50,000         50         32,888         -            -              -              -

Common stock issued for the conversion of debt at $1.03 per share on June 27, 2002
 (unaudited)           -          -          29,300         29         30,149         -            -              -              -

Common stock issued for the conversion of debt at $1.03 per share on June 28, 2002
 (unaudited)           -          -         688,601        689        708,495         -            -              -              -

Preferred stock cancelled on June 28,2002
 (unaudited)       (17,031)      (17)           -           -         (85,136)        -            -              -              -

Payments received for the subscription receivable
 (unaudited)           -          -            -            -             -      494,956           -              -              -
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------
Balance Forward        588  $      1   24,056,165 $    24,056    $22,508,696 $  (553,594)  $(5,874,200)  $    184,872  $(10,545,811)
                 ---------  ---------  ---------- -----------  ------------- ------------  -----------  -------------  -------------

             See accompanying notes and accountant's review report.
16

                          CAREER WORTH, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                     Preferred Stock        Common Stock          Additional     Stock                      Other
                     ---------------        ------------           Paid-in    Subscription   Deferred    Comprehensive  Accumulated
                   Shares     Amount     Shares       Amount       Capital      Receivable      Fees          Loss        (Deficit)
                 ---------  ---------  ----------  -----------  ------------- ------------  -----------  ------------  -------------
Balance Forward        588  $      1   24,056,165 $    24,056    $22,508,696 $  (553,594)  $(5,874,200)  $   184,872   $(10,545,811)

Loss on valuation of marketable securities
 (unaudited)           -          -            -            -             -           -             -        (60,600)            -

Amortization of deferred consulting (unaudited)
  (restated)          -          -            -            -             -           -         636,533           -              -

Services performed for subscription receivable
 (unaudited)           -          -            -            -             -       45,000            -             -              -

Net loss for the three months ended June 30, 2002 (unaudited)
 (restated)            -          -            -             -             -          -             -             -      (4,642,934)
                 ---------  ---------  -----------  ----------  ------------- ------------  -----------   -----------   ------------

Balance June 30, 2002 (unaudited)
(restated)             588  $      1    24,056,165  $   24,056  $  22,508,696 $ (508,594)   $(5,237,667)  $  124,272   $(15,188,745)
                 =========  =========  ===========  =========== ============= ===========   ============  ===========  =============

Accumulated deficit prior to the
 development stage                                                                                                     $ (6,466,659)

Accumulated deficit during the
 development stage (unaudited)(restated)                                                                                 (8,722,086)
                                                                                                                        ------------
                                                                                                                       $(15,188,745)
                                                                                                                       =============

             See accompanying notes and accountant's review report.
                                       17

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                For the Six Months         January 1, 2000
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (restated)                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (4,642,934)  $   (447,386)  $ (8,722,086)
  Adjustments to reconcile net loss to net
   cash flows used by operating activities:
    Depreciation and amortization                   73,178          6,378         96,873
    Amortization of deferred compensation          663,333           -           663,333
    Common stock issued for services             3,304,696        187,500      5,596,074
    Disposition of marketable securities              -              -           279,000
    Services provided for subscription receivable   45,000           -            45,000
    Loss on disposal of assets                        -            45,516         45,516
    Change in allowance for bad debt                  -             3,760           -
    Forgiveness of debt                           (132,138)          -          (132,138)
    Additional expense for stock issued below
     fair market value                                -              -            11,250
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        -             1,090           -
    (Increase) decrease in accounts receivable -
      related party                                 (5,390)          -             7,660
    (Increase) decrease in prepaids and other
      assets                                         6,268         (6,000)        16,394
    Increase (decrease) in accounts payable         (3,192)        23,406        152,838
    Increase (decrease) in accrued expenses         13,672         32,395        146,329
                                              ------------   ------------   ------------
      Net Cash Flows Used by
        Operating Activities                      (704,307)      (153,341)    (1,820,757)
                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of land                                 (71,155)          -           (71,155)
  Purchase of fixed assets                            -              -           (21,539)
  Proceeds from sale of securities                    -              -           221,000
                                              ------------   ------------   ------------
      Net Cash Flows Provided (Used) by Investing
         Activities                                (71,155)          -           128,306
                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from acquisition of subsidiary       3,178           -             3,178
  Proceeds from related party                       71,519           -            71,519
  Proceeds from cash overdraft                         146             98            632
  Payments on cash overdraft                          -              -           (16,149)
  Payment on notes payable and
    convertible debentures                            -           (13,425)       (57,407)
  Proceeds from notes payable and
    convertible debentures                         217,651        165,391      1,207,710
  Proceeds from stock subscription receivable      494,956           -           494,956
                                              ------------   ------------   ------------
      Net Cash Flows Provided by
         Financing Activities                      784,450        152,064      1,704,439
                                              ------------   ------------   ------------

             See accompanying notes and accountant's review report.
                                       18

                       CAREER WORTH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                            Of Development
                                                                              Stage on
                                                 For the Six Months          January 1,
                                                   Ended June 30,              Through
                                             ----------------------------      June 30,
                                                  2002           2001            2002
                                              ------------   ------------    ------------
                                               (restated)                     (restated)
NET INCREASE IN CASH                          $     11,988   $     (1,227)  $     11,988

CASH AT BEGINNING OF PERIOD                           -             1,277           -
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $     11,998   $       -      $     11,988
                                              ============   ============   ============
CASH PAID DURING THE YEAR FOR:
  Interest                                    $       -      $      3,313   $     11,000
  Income taxes                                $       -      $       -      $       -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
  Debentures converted to common stock        $     65,000   $     72,203   $    329,872
  Interest converted to common stock          $       -      $     41,354   $     62,207
  Common stock issued for notes payable       $       -      $    208,516   $    495,197
  Common stock issued for services            $  3,304,696   $    187,500   $  5,596,074
  Common stock issued for accounts payable    $       -      $       -      $     86,305
  Common stock issued for accrued expenses    $    207,757   $       -      $    270,757
  Common stock issued for subscription
   receivable                                 $  1,046,300   $       -      $  1,048,550
  Common stock issued for investments         $     71,644   $       -      $     71,644
  Debentures converted to preferred stock     $      2,000   $       -      $      2,000
  Interest converted to preferred stock       $        936   $       -      $        936
  Common stock issued for subsidiaries        $  2,721,085   $       -      $  2,721,085

             See accompanying notes and accountant's review report.
                                       19

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

Stem Genetics, Inc.
-------------------

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

                       CAREER WORTH, INC. AND SUBSIDIARIES
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 - EARNINGS PER SHARE

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                  For the                  For the
                            Three Months Ended          Six Months Ended
                                  June 30,                 June 30,
                          -----------------------  ------------------------
                             2002          2001         2002        2001
                          ------------  ----------  -----------  ----------
                           (Restated)                (Restated)
Loss before extraordinary
 item                     $    (0.20)  $  (16.07)   $    (0.37)  $  (29.16)
Extraordinary item              0.00           -          0.01           -
                          ----------   ----------   ----------   ----------

BASIC LOSS PER SHARE      $    (0.20)  $  (16.07)   $    (0.36)  $  (29.16)
                          ==========   ==========   ===========  ==========


WEIGHTED AVEAGE
NUMBER OF SHARES
OUTSTANDING               18,827,038       16,163   12,900,626       15,344
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

Financial information as of and for the six months ended June 30, 2002 with respect to the reportable segments is as follows:

                                            Office &
                   Internet                  Retail    Corporate
                    Retail     Construction  Leasing   Unallocated    Totals
                   ----------  ------------ ---------  -----------  -----------
External revenues  $   1,067   $         -  $ 162,703           -   $   163,720
Cost of goods sold       523             -          -           -           523
Interest income            -             -          -           -             -
Interest expense           -         8,051    147,829     127,142       283,022
Segment income
(loss) before tax
effect             $  (7,628)  $   (65,247) $(185,405) $(4,384,654) $(4,642,934)

The following schedules are presented to reconcile amounts in teh forgoing segment information to the amounts reported in the Company's consolidated finacial statements.

        Profit
   --------------
Total loss of reportable segments                                 $  (4,649,176)
Minority interest in loss                                                (6,242)
                                                                  --------------
                                                                  $  (4,642,933)
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

Subsequent to the issuance of the restated June 30, 2002 consolidated financial statements, on August 20, 2002, the Company determined that certain consulting services provided by a related party adn the accompanying liability were overstated by $276,177 and certain consulting serveices to an unrelated third party were overstated by $525,000 and should have been amortixed over the remaining life of the consulting contract. Correction of this error had the following effect on the previously restated net loss for the three and six months ended June 30,2002 and has an equal overstatement of the retained deficit as of June 30, 2002.

                                    For the Three Months Ended June 30, 2002
                                    ----------------------------------------
                                        Originally      As
                                         Reported    Restated    Difference
                                     -------------- ----------- -----------
Deferred Fees                        $   5,010,867  $ 5,237,667 $   226,800  (1)

Note payable - related part                354,396       78,219     276,177  (2)

Net Loss                                 4,278,750    3,775,773     502,977  (1)

Loss per share                       $       (0.23) $     (0.20) $     0.03  (3)

                                      For the Six Months Ended June 30, 2002
                                     ----------------------------------------
                                        Originally      As
                                         Reported    Restated    Difference
                                     -------------- ----------- -----------
Deferred Fees                        $   5,010,867  $ 4,712,667 $   298,200  (1)

Note payable - related party               354,396       78,219     279,177  (2)

Net loss                                 5,145,911    4,642,934     502,977  (1)

Loss per share                       $       (0.41) $     (0.36) $     0.05  (4)


(1)  Relates to revised valuation of deferred fees.
(2)  Relates to the revised valuation of the payable - related party
(3)  Loss per share increased by $0.03 per share.
(4)  Loss per share decreased by $0.05 per share.

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

For the second quarter of fiscal year 2002, operating expenses were $4,661,539, consisting of salaries and wages of $0, depreciation and amortization expenses of $73,178 and general and administrative expenses of $4,588,361, resulting in a loss from operations of $4,498,292. Total operating expenses for the same period of 2001 were $355,260, consisting of salaries and wages of $111,192, depreciation and amortization expenses of $6,378, and general and administrative expenses of $237,690, resulting in a loss from operations of $350,347. The decrease in salaries and wages resulted from the changes taking place in personnel due to the change in management. Personnel expense will increase as the fiscal year progresses. The sizable increase in general and administrative expenses was due to the accounting treatment of common stock issued to pay consultants and make acquisitions.

Total other expense for the first six months of 2002 netted an expense of $283,022 compared to an expense of $97,039 for the first six months of 2001. Other expense for the periods was comprised primarily of interest expense. The increase from the 2001 period to the 2002 period was due primarily to additional interest expense.

The net loss before extraordinary items for the Company was $4,781,314 in the second quarter of 2002 compared to $447,386 for the same period of the prior year. During the first six months of the current year, the Company booked $132,138 as extraordinary income for forgiveness of debt and $6,242 as minority interest in a subsidiary. There were no comparable categories in the 2001 statement. The net loss was $4,642,934 for the second quarter of 2002, again compared to $447,386 in 2001. The Company experienced no comprehensive losses in either 2002 or 2001 leaving the net comprehensive losses equal to the net losses for the respective three-month periods. The basic loss per share for the second quarter 2002 was $0.36 as compared to $29.16 for the second quarter 2001, based on the weighted average number of shares outstanding for the respective periods adjusted for the reverse splits in the common stock that took place during February and March of 2002.

Liquidity and Capital Resources
-------------------------------

During the second quarter of 2002, the issuance of shares of the Company's common and preferred stock and some notes payable were utilized to fund the developmental operations, convert debt, pay professional services, and for other activities of the Company.

The Company had a working capital deficit of $1,820,757, at June 30, 2002. The Company had a cash balance of $1,277. Cash used in operations for the quarter ended June 30, 2002 was $704,307 compared with $153,341 for the quarter ended June 30, 2001. Cash flows used in investing activities was $71,155 in the second quarter 2002 compared with $0 in the same period prior year. The increase was due to the activities in the Company's construction subsidiary in during the second quarter. Financing proceeds from related parties were $71,519 in the second quarter of 2002 compared to net financing proceeds from notes payable and convertible debentures of $165,391 in the second quarter of 2001.

Because the Company has an accumulated deficit of $8,722,086, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern note as to the ability of the Company to continue. Since the end of 2001, new management has worked vigorously to put new enterprises into Career Worth that will begin to generate cash flow for working capital. Efforts have been made to reduce and restructure the Company's debt. In the meantime, the Company has significantly reduced its cash outflows. The Company continues the conversion of accrued liabilities and notes payable to preferred stock. The Company will rely on additional outside debt and equity funding as it executes its revised business plan.

At end of the second quarter 2002, accounts payable totaled $200,336 compared to $170,976 at year end. At June 30, 2002, the Company had recorded $509,192 in accrued expenses consisting of accrued salaries and wages, accrued interest and unpaid payroll taxes, and unemployment taxes, including reasonable interest and penalties for late payment. At December 31, 2001, accrued expenses totaled $735,157. The decrease was due to reductions in accrued interest and accrued salaries and wages. The Company is also working to settle its outstanding payroll tax obligations with the proper taxing authorities.

At  June  30,  2002,  the  Company  had  recorded  notes  payable,   convertible
debentures, and current portion of long-term liabilities totaling $1,908,031 compared with $786,604 at December 31,2001.

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

None

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

By: /s/ Elena Weissburd                         Date: November 19, 2002
------------------------                        -------------------------
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

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001, of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.


By: /s/ David Wolfson                           Date: November 25, 2002
---------------------                           ------------------------
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

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001, of Career Worth, Inc.

     o all reports on form 10-Q, all reports on Form 8-K and all definitive proxy materials of Career Worth, Inc., filed with the Commission subsequent to the filing of the Form 10-K identified above; and

     o    any amendments to any of the foregoing.



By: /s/ Elena Weissburd                         Date: November 25, 2002
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

                                   CAREER WORTH, INC.
                                   [Registrant]



Dated: Nov. 25, 2002                             /S/ David Wolfson
                                                -----------------------------
                                                President and Director